Form 10-Q
period 1996-04-27
CENTIGRAM COMMUNICATIONS CORP
filed 1996-06-11
CIK 877908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended April 27, 1996

                         Commission File Number 0-19558


                      CENTIGRAM COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                 94-2418021
      (State of incorporation)                      (I.R.S. Employer
                                                 Identification Number)

                              91 East Tasman Drive
                           San Jose, California 95134
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (408) 944-0250


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

The number of outstanding shares of the Registrant's Common Stock as of May 24, 1996 was 6,831,000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Centigram Communications Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                 April 27,      October 28,
                                                                   1996             1995
                                                                 ----------     ------------
                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and equivalents                                       $   20,721     $     10,633
      Short-term investments                                         25,841           45,082
      Accounts and notes receivable, net                             24,131           18,330
      Inventories                                                     8,652            5,821
      Deferred tax assets, net                                        2,103            2,103
      Other current assets                                            1,971            1,505
                                                                 ----------     ------------
          Total current assets                                       83,419           83,474
Property and equipment, net                                          13,563           12,013
Intangible assets, net                                                2,191            2,379
Deposits and other assets                                             1,426            1,151
                                                                 ----------     ------------
                                                                 $  100,599     $     99,017
                                                                 ----------     ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $    9,419     $      6,953
      Accrued compensation                                            3,957            4,092
      Accrued expenses and other liabilities                          7,182            7,940
                                                                 ----------     ------------
          Total current liabilities                                  20,558           18,985
Capital lease and long-term obligations                                 157              232
Commitments and contingencies Stockholders' equity:
      Preferred stock, $.001 par value, 1,000,000 authorized;
          none outstanding
      Common stock, $.001 par value, 25,000,000 authorized;
          6,830,000 and 6,679,000 outstanding                             7                7
      Note receivable from officer                                     (300)              --
      Additional paid-in capital                                     87,161           85,808
      Accumulated deficit                                            (6,796)          (5,992)
      Unrealized loss on investments                                   (159)             (14)
      Cumulative translation adjustment                                 (29)              (9)
                                                                 ----------     ------------
          Total stockholders' equity                                 79,884           79,800
                                                                 ----------     ------------
                                                                 $  100,599     $     99,017
                                                                 ==========     ============

See accompanying notes.

Centigram Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share data--unaudited)


                                                      Quarter Ended               Six Months Ended

                                                  April 27,      April 29,      April 27,    April 29,
                                                    1996           1995           1996         1995
                                                ------------    ----------     ----------   -----------
Net revenue                                     $     24,533    $   16,450     $   48,546   $    31,366
Costs and expenses:
      Cost of goods sold                               9,727         5,058         18,155         9,397
      Research and development                         4,961         3,508          9,535         7,017
      Selling, general and administrative             11,706         8,743         22,675        17,179
                                                ------------    ----------     ----------   -----------
                                                      26,394        17,309         50,365        33,593
                                                ------------    ----------     ----------   -----------
Operating loss                                        (1,861)         (859)        (1,819)       (2,227)
Other income and expense, net                            550           541          1,071         1,057
                                                ------------    ----------     ----------   -----------
Loss before income taxes                              (1,311)         (318)          (748)       (1,170)
Provision (benefit) for income taxes                       0             2             56           (80)
                                                ------------    ----------     ----------   -----------
Net loss                                        $     (1,311)   $     (320)    $     (804)  $    (1,090)
                                                ------------    ----------     ----------   -----------
Net loss per share                              $      (0.19)   $    (0.05)    $    (0.12)  $     (0.17)
                                                ------------    ----------     ----------   -----------
Common shares used in computing
      per share amounts                                6,806         6,530          6,767         6,508
                                                ============    ==========     ==========   ===========

See accompanying notes.

Centigram Communications Corporation
Consolidated Statements of Cash Flows
(In thousands--unaudited)


                                                           Six Months Ended
                                                       April 27,         April 29,
                                                         1996              1995
                                                     ------------       ----------
Cash and equivalents, beginning of period            $     10,633       $   10,836
                                                     ------------       ----------

Cash flows from operations:
    Net loss                                                 (804)          (1,090)
    Depreciation and amortization                           3,464            2,447
    Accounts and notes receivable                          (5,801)           7,467
    Inventories                                            (2,831)            (155)
    Other assets                                             (741)            (312)
    Accounts payable                                        2,466             (814)
    Other liabilities and accrued expenses                   (864)          (1,240)
                                                     ------------       ----------
                                                           (5,111)           6,303
                                                     ------------       ----------
Cash flows from investing:
    Purchase of short-term investments                    (54,529)         (24,204)
    Proceeds from sale of short-term investments           73,625           26,768
    Purchases of property and equipment                    (4,846)          (3,929)
    Purchases of other assets                                  --           (1,350)
                                                     ------------       ----------
                                                           14,250           (2,715)
                                                     ------------       ----------
Cash flows from financing:
    Proceeds from sale of common stock, net of
        issuance costs                                      1,353            2,151
    Note receivable from officer                             (300)              --
    Principal payments on capital
        leases and long-term obligations                     (104)            (191)
                                                     ------------       ----------
                                                              949            1,960
                                                     ------------       ----------
Net change in cash and equivalents                         10,088            5,548
                                                     ------------       ----------
Cash and equivalents, end of period                  $     20,721       $   16,384
                                                     ============       ==========

See accompanying notes.

Centigram Communications Corporation
Notes to Consolidated Financial Statements
(unaudited)


BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1995.

On August 1, 1995 the Company changed its fiscal year-end from the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Because of this change, results for the second quarter and first six months of fiscal 1995 previously reported on Form 10-Q have been restated to a second quarter and six months ended April 29, 1995.

The results of operations for the quarter and six months ended April 27, 1996 may not necessarily be indicative of the results for the fiscal year ending November 2, 1996 or any future period.

INVENTORIES

Inventories consisted of (in thousands):

                                       April 27,         October 28,
                                          1996               1995
                                     ---------------   -----------------
Raw materials                              $3,644              $2,516
Work-in-process                             3,281               2,010
Finished goods                              1,727               1,295
                                     ---------------   -----------------
                                           $8,652              $5,821
                                     ===============   =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centigram Communications Corporation

RESULTS OF OPERATIONS

Net revenue for the second quarter of fiscal 1996 ended April 27, 1996 was 49% higher than net revenue for the corresponding quarter of fiscal 1995 and 2% above net revenue for the first quarter of 1996. The increase in net revenue from the second quarter of fiscal 1995 reflects higher sales of both large and small system products and services, offset in part by lower sales of system upgrade and expansion products. Net revenue for the quarter also included significant sales of the Company's recently introduced Series 6 product line, offset by lower sales of earlier generations of products. Net revenue for the quarter included higher sales to domestic and export customers and to service provider and customer premises equipment (CPE) customers, as compared to the second quarter of fiscal 1995. The increase in net revenue from the first quarter of fiscal 1996 reflects higher sales of the Company's small system configurations and services, offset in part by lower sales of system upgrade and expansion products, and higher sales to CPE customers largely offset by lower sales to service provider and export customers.

Net revenue for the first six months of fiscal 1996 was 55% higher than net revenue for the comparable 1995 period reflecting higher sales of both large and small system products and services, offset in part by lower sales of upgrade and expansion products as well as higher sales to CPE and service provider customers and higher export sales in the 1996 period. There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates. (See Certain Trends and Uncertainties)

Gross margin was 60% of net revenue in the second quarter of fiscal 1996 as compared to 69% in the corresponding quarter of 1995 and 65% in the first quarter of 1996. The decline in gross margin from the prior year's second quarter primarily reflected lower margins on large system and upgrade and expansion products and a lower percentage of sales derived from these products, both of which carry higher margins than smaller system products. In addition, during the second quarter of 1996 the Company had higher duty costs related to its export business as well as higher retrofit provisions. The lower gross margin as compared to the first quarter of 1996 reflects lower margins on large system and system upgrade and expansion products, a lower percentage of sales being represented by upgrade and expansion products, higher duty costs and retrofit provisions, and a higher mix of sales of the Company's small system products which typically carry lower gross margins, offset in part by lower warranty costs. Gross margin for the first six months of fiscal 1996 was 63% of net revenue as compared to 70% in the first six months of fiscal 1995. This comparison reflects higher warranty, retrofit, and duty costs, lower margins on the Company's large system and upgrade and expansion products, and a lower mix of upgrade and expansion products, offset in part by higher margins on the Company's small system products.

The Company's gross margin can be affected by a number of factors, including changes in product or distribution channel mix, cost and availability of parts and components, and competitive pressures on pricing. The Company has experienced increasing pricing pressure in all market segments, in particular with respect to its smaller product configurations, from other PC-based systems, and recently with respect to its larger system configuration. The Company expects this pricing pressure to continue. In addition, the Company anticipates continuing to offer price incentives for customers to upgrade from prior generations of the Company's products to Series 6 products. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that this mix will continue to fluctuate in future periods. Gross margins are also dependent on discounts selectively provided to customers in competitive sales situations. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods. (See Certain Trends and Uncertainties)

Research and development (R&D) expenses increased 41% in the second quarter of fiscal 1996 as compared to the corresponding quarter of 1995 and were 8% above R&D expenses for the first quarter of 1996. The increases in R&D expenses reflect general expansion of the Company's product development programs including staffing and depreciation. R&D expenses represented 20%, 21%, and 19% of net revenue, respectively, in the second quarter of 1996, the second quarter of 1995, and the first quarter of 1996. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company is continuing major product development programs that have caused substantial increases in R&D expenses, and the Company expects such higher expense levels to continue, notwithstanding the level of revenue realized in future quarters. Accordingly, while the Company expects to control expenses where possible in forthcoming quarters, its R&D expenses may continue to increase.

Selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1996 were 34% above SG&A expenses in the second quarter of 1995 and 7% above the first quarter of 1996. These increases in SG&A expenses reflect general expansion of the Company's sales, marketing and customer support programs, including increases in salaries, commissions and travel. The comparison with the second quarter of fiscal 1995 also reflects lower litigation expenses during the current fiscal year. SG&A expenses for the first six months of fiscal 1996 were 32% above the comparable fiscal 1995 period. This increase also reflects general expansion of the Company's sales, marketing and customer support programs, offset in part by lower litigation expenses. The Company believes that continued investments in sales, marketing and customer support, particularly in export markets, are essential to maintaining its competitive position. Accordingly, while the Company expects to control expenses where possible in forthcoming quarters, SG&A expenses may increase in future periods.

The Company did not record a tax benefit for the loss before income taxes at the domestic statutory tax rate for the second quarter and first six months of fiscal 1996 and the second quarter and first six months of fiscal 1995 because deferred tax assets based on recoverable income taxes were recorded in prior periods.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1996, the Company used $5,111,000 in cash for operating activities, primarily for higher receivables and inventories, offset in part by income before depreciation and amortization and higher accounts payable. The Company generated $1,750,000 in cash from operating activities in the second quarter of fiscal 1996, primarily from income before depreciation and amortization, lower accounts receivable and higher accrued liabilities and expenses, offset in part by higher inventories. The sum of cash and equivalents and short-term investments declined $9,153,000 during the first six months of fiscal 1996, reflecting primarily cash used for operating activities and purchases of property and equipment, offset in part by proceeds from sales of stock under employee stock programs. At April 27, 1996 the Company had $46,562,000 in cash and equivalents and short-term investments.

In addition, the Company has a $10,000,000 unsecured bank line of credit that expires May 1, 1997. Any borrowings under this line would bear interest at the bank's reference rate (8.25% at April 27, 1996). The loan agreement requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the line as of April 27, 1996.

The Company currently expects to spend approximately $10,000,000 for capital equipment during fiscal 1996. The Company may finance a portion of these expenditures through leasing arrangements.

The Company currently believes, notwithstanding its loss and accumulated deficit, that cash generated from operations and credit under its line of credit, together with its existing cash and equivalents and short-term investments, will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through the next 12 months.


CERTAIN TRENDS AND UNCERTAINTIES

The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter has historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time and the Company's backlog declined during each of the first two quarters of fiscal 1996. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters. The Company has committed to significant investments in new product and channel development, and has increased its expense levels in these areas notwithstanding recent revenue levels. Accordingly, there can be no assurances that the Company will reduce losses or achieve profitability in fiscal 1996.

If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results would be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefore, competitive pricing pressures, the effectiveness of key distributors in selling the Company's products, changes in distributor inventory levels, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's quarterly revenue.

A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 39%, 48% and 42% of the Company's net revenue in the second quarter of fiscal 1996 and the second quarter of fiscal 1995, and for all of fiscal 1995, respectively, although the Company's five largest customers were not the same in the three periods. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in all markets and expects this pricing pressure to continue. In fiscal 1994 and fiscal 1995, and in the second quarter of fiscal 1996, the Company experienced a change in product mix in favor of CPE sales, which typically generate lower gross margins than sales to service providers. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that its sales mix will fluctuate in future periods. Further, sales of the Company's recently released Series 6 product line have and may continue to adversely affect gross margins because of additional costs typically associated with introducing a new product line into manufacturing and pricing incentives directed at encouraging customers to upgrade to Series 6 products from prior generations of Company products. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods.

The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. In this regard, the Company has recently released its Series 6 platform, a significant new product, after experiencing delays in its introduction. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect financial position, operating results and cash flows.

The Company's future operating results are dependent to a considerable extent upon the success of its recently announced Series 6 product line. The Company faces multiple risks in this regard. If the Company were to experience delays in completing the development of certain features of the Series 6 product line which have not yet been completed; if the Series 6 product line were not to achieve widespread acceptance in the Company's markets; if certain of the Company's large distributors which have yet commenced vigorous Series 6 sales programs do not do so in a timely manner; if the Company were to experience manufacturing problems with Series 6 products that inhibited its ability to manufacture such products reliably, cost-effectively and in high volume; or if Series 6 products were to experience extensive technical problems in customer installations, the Company's financial position, operating results and cash flows would be adversely and materially affected. Such effect would be particularly significant because the introduction of Series 6 products has materially reduced sales of the Company's prior generations of products.

The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. The Company has been notified by suppliers that certain components will no longer be manufactured. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, to obtain sufficient sole or limited source components as required, or to locate alternatives to discontinued parts would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.

In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.

From time to time the Company may make statements in both oral and/or written communications, including this Form 10-Q. Such statements are just predictions and actual events or results may differ materially. The reader is referred to the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Form 10-K and this Form 10-Q, particularly pages 6 through 11. These documents contain and identify important factors that could cause the actual results to differ materially from those contained in the Company's projections or forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In June 1995, Gilbarco, Inc. (Gilbarco) sued the Company, seeking an injunction and unspecified damages based on allegations that the Company's products infringe a certain Gilbarco patent. The Company believes it does not infringe a valid and enforceable Gilbarco patent.

Gilbarco had filed suit against Octel Communications Corporation (Octel) in 1994, asserting that Octel was infringing the same Gilbarco patent. Both cases have been pending before the U.S. District Court for the Northern District of California (the Court).

On February 15, 1996, the Court issued an order in the Octel case, finding Gilbarco's patent unenforceable due to inequitable conduct. This holding of unenforceability means the patent cannot be enforced against Octel or the Company, even though the Company was a third-party to the Octel case in which the order was issued. However, such order is not final and may be reconsidered by the Court or, failing reconsideration, Gilbarco may exercise its right to have the order reviewed (and potentially reversed) upon appeal.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Stockholders of the Company was held on February 27, 1996 (the "Annual Meeting"). The results of the voting at the Annual Meeting were reported in the Company's Form 10-Q for the quarter ended January 27, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  11.1 Statement of Computation of Loss Per Share.

           (b)    Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the quarter ended April 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CENTIGRAM COMMUNICATIONS CORPORATION
                                          (Registrant)




Date:  June 10, 1996           By:       /s/ George H. Sollman
                                   ---------------------------
                                    George H. Sollman
                                    President and Chief Executive Officer



Date:  June 10, 1996           By:       /s/ Anthony R. Muller
                                   ---------------------------
                                    Anthony R. Muller
                                    Sr. V.P. Operations and Administration and
                                    Chief Financial Officer