Form 10-Q
period 1996-07-27
CENTIGRAM COMMUNICATIONS CORP
filed 1996-09-05
CIK 877908

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     for the quarterly period ended July 27, 1996

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

                                  Yes  X     No
                                     -----     -----

The number of outstanding shares of the Registrant's Common Stock as of August 23, 1996 was 6,888,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Centigram Communications Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                       July 27,     October 28,
                                                         1996           1995
                                                     -----------     ----------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                               $    9,752      $  10,633
  Short-term investments                                 31,398         45,082
  Accounts and notes receivable, net                     27,285         18,330
  Inventories                                            10,236          5,821
  Deferred taxes, net                                     2,103          2,103
  Other current assets                                    2,163          1,505
                                                     -----------     ----------
     Total current assets                                82,937         83,474
Property and equipment, net                              14,276         12,013
Intangible assets, net                                    2,097          2,379
Deposits and other assets                                 1,197          1,151
                                                     -----------     ----------
                                                     $  100,507      $  99,017
                                                     -----------     ----------
                                                     -----------     ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    8,364      $   6,953
  Accrued compensation                                    3,604          4,092
  Accrued expenses and other liabilities                  7,045          7,940
                                                     -----------     ----------
     Total current liabilities                           19,013         18,985
Capital lease and long-term obligations                     118            232
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value,
     25,000,000 authorized; 6,887,000
     and 6,679,000 outstanding                                7              7
  Note receivable from officer                             (300)           ---
  Additional paid-in capital                             87,966         85,808
  Accumulated deficit                                    (6,086)        (5,992)
  Unrealized loss on investments                           (182)           (14)
  Cumulative translation adjustment                         (29)            (9)
                                                     -----------     ----------
     Total stockholders' equity                          81,376         79,800
                                                     -----------     ----------
                                                     $  100,507      $  99,017
                                                     -----------     ----------
                                                     -----------     ----------

  See accompanying notes.

CENTIGRAM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts-unaudited)


                                                   Quarter Ended               Nine Months Ended
                                              July 27,       July 29,        July 27,       July 29,
                                                1996           1995            1996           1995
                                             ----------     ----------      ---------      ---------

Net revenue                                  $  26,500      $  17,570       $ 75,046       $ 48,936

Costs and expenses:

  Costs of goods sold                            9,411          6,242         27,566         15,639

  Research and development                       5,114          3,814         14,649         10,831

  Selling, general and administrative           11,875          9,666         34,550         26,845
                                             ----------     ----------      ---------      ---------
                                                26,400         19,722         76,765         53,315
                                             ----------     ----------      ---------      ---------
Operating income (loss)                            100         (2,152)        (1,719)        (4,379)

Other income, net                                  610            549          1,681          1,606
                                             ----------     ----------      ---------      ---------
Income (loss) before income taxes                  710         (1,603)           (38)        (2,773)

Provision for income taxes                           0             80             56              0
                                             ----------     ----------      ---------      ---------
Net income (loss)                            $     710      $  (1,683)      $    (94)      $ (2,773)
                                             ----------     ----------      ---------      ---------
                                             ----------     ----------      ---------      ---------
Net income (loss) per share                  $    0.10      $   (0.26)      $  (0.01)      $  (0.42)
                                             ----------     ----------      ---------      ---------
                                             ----------     ----------      ---------      ---------

Common and common equivalent shares
  used in computing per share amounts            6,958          6,590          6,800          6,535
                                             ----------     ----------      ---------      ---------



    See accompanying notes

Centigram Communications Corporation
Consolidated Statements of Cash Flows
(In thousands--unaudited)


                                                          Nine Months Ended
                                                        July 27,       July 29,
                                                         1996           1995
                                                      ----------     ----------
Cash and equivalents, beginning of period             $  10,633      $  10,836
Cash flows from operations:
  Net loss                                                  (94)        (2,773)
  Depreciation and amortization                           5,500          3,844
  Accounts and notes receivable                          (8,955)         5,684
  Inventories                                            (4,415)           404
  Other assets                                             (704)          (173)
  Accounts payable                                        1,411           (849)
  Accrued expenses and other liabilities                 (1,357)          (150)
                                                      ----------     ----------
                                                         (8,614)         5,987
                                                      ----------     ----------
Cash flows from investing:
  Purchase of short-term investments                    (62,134)       (41,826)
  Proceeds from sales and maturities of
     short-term investments                              75,650         44,964
  Purchase of property and equipment                     (7,501)        (6,268)
  Purchase of intangible assets                               -         (1,350)
                                                      ----------     ----------
                                                          6,015         (4,480)
                                                      ----------     ----------
Cash flows from financing:
  Proceeds from sale of common stock, net of
     issuance costs                                       2,158          2,344
  Note receivable from officer                             (300)             -
  Principal payments on capital leases
     and long-term obligations                             (140)          (300)
                                                      ----------     ----------
                                                          1,718          2,044
                                                      ----------     ----------
Cash and equivalents, end of period                   $   9,752      $  14,387
                                                      ----------     ----------
                                                      ----------     ----------

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

On August 1, 1995 the Company changed its fiscal year from a fiscal year-end on the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Because of this change, results for the third quarter and first nine months of fiscal 1995 previously reported on Form 10-Q have been restated to the three month and nine month periods ended July 29, 1995.

The results of operations for the quarter and nine months ended July 27, 1996 may not necessarily be indicative of the results for the fiscal year ending November 2, 1996 or any future period.

INVENTORIES

Inventories consisted of (in thousands):


                                   July 27,     October 28,
                                     1996           1995
                                  ---------     ----------
         Raw materials            $  3,354      $   2,516
         Work-in-process             3,446          2,010
         Finished goods              3,436          1,295
                                  ---------     ----------
                                  $ 10,236      $   5,821
                                  ---------     ----------
                                  ---------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centigram Communications Corporation

RESULTS OF OPERATIONS

Net revenue for the third quarter of fiscal 1996 ended July 27, 1996 was 51% higher than net revenue for the corresponding quarter of fiscal 1995 and 8% above net revenue for the second quarter of 1996. The increase in net revenue from the third quarter of 1995 reflects higher sales in all segments, including higher sales to both service provider and customer premises equipment (CPE) customers, higher sales of large system products, higher sales of system upgrade and expansion products, and higher sales to both domestic and export customers. Export sales involve certain risks. (see Certain Trends and Uncertainties) Net revenue for the quarter also included significant sales of the Company's recently introduced Series 6 product line, offset in part by lower sales of earlier generations of products. The increase in net revenue from the second quarter of fiscal 1996 reflects higher sales of system upgrade and expansion products and higher sales to export and service provider customers, offset in part by lower sales to domestic and CPE customers.

Net revenue for the first nine months of fiscal 1996 was 53% higher than net revenue for the comparable 1995 period reflecting higher sales of both large and small system products, higher sales to both CPE and service provider customers, and higher domestic and export sales. There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates. (See Certain Trends and Uncertainties)

Gross margin was 64% of net revenue in the third quarter of fiscal 1996 and the corresponding quarter of 1995, and was 60% in the second quarter of 1996. The comparison with the third quarter of 1995 reflects higher margins on small system products and a higher percentage of sales being represented by large system products which carry higher margins than smaller system products. These factors were offset by lower margins on large system products, a higher percentage of sales being represented by small system products (which typically carry lower margins), higher duty costs related to the Company's export business, and higher provisions for obsolete inventory. The higher gross margin in the third quarter of 1996 as compared to the second quarter of 1996 reflects higher margins on system upgrade and expansion products and lower retrofit provisions, offset in part by lower margins on large system products and higher provisions for obsolete inventory. Gross margin for the first nine months of fiscal 1996 was 63% of net revenue as compared to 68% in the first nine months of 1995. This comparison reflects lower margins on large system products and higher charges for warranty, retrofit and duties, offset in part by higher margins and a lower sales mix of small system products.

The Company's gross margin can be affected by a number of factors, including changes in product or distribution channel mix, cost and availability of parts and components, and competitive pressures on pricing. The Company has experienced increasing pricing pressure in all market segments, in particular competition with its smaller product configurations from PC-based systems, as well as increasing price competition with its larger system configurations in recent periods. The Company expects this pricing pressure to continue. In addition, the Company anticipates continuing to offer price incentives for customers to upgrade from prior generations of the Company's products to Series 6 products. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that this mix will continue to fluctuate in future periods. Gross margins are also dependent on discounts selectively provided to customers in competitive sales situations. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods. (See Certain Trends and Uncertainties)

Research and development (R&D) expenses increased 34% in the third quarter of fiscal 1996 as compared to the corresponding quarter of 1995 and were 3% above R&D expenses for the second quarter of 1996. The increases in R&D expenses reflect general expansion of the Company's product development programs including staffing and depreciation. The same factors resulted in R&D expenses for the first nine months of 1996 increasing 35% above the comparable 1995 period. R&D expenses represented 19%, 22%, and 20% of net revenue, respectively, in the third quarter of 1996, the third quarter of 1995, and the first nine months of 1996. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company is continuing major product development programs that have caused substantial increases in R&D expenses, and the Company expects such higher expense levels to continue, notwithstanding the level of revenue realized in future quarters. Accordingly, while the Company intends to seek to control expenses where possible in forthcoming quarters, its R&D expenses may continue to increase.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1996 were 23% above SG&A expenses in the third quarter of 1995 and 1% above such expenses in the second quarter of 1996 and for the first nine months of 1996 were 29% above the comparable period in 1995. These increases in SG&A expenses reflect increased sales and general expansion of the Company's support programs, including increases in salaries, commissions and travel, offset in part as compared to the 1995 periods by lower litigation expenses. SG&A expenses represented 45%, 55%, and 46% of net revenue, respectively in the third quarter of 1996, the third quarter of 1995, and the first nine months of 1996. The Company believes that continued investments in sales, marketing and customer support, particularly in export markets, are essential to maintaining its competitive position. Accordingly, while the Company intends to seek to control expenses where possible in forthcoming quarters, SG&A expenses may increase in future periods.

The Company did not record a tax provision for the third quarter of fiscal 1996 because on a cumulative basis the Company incurred losses through the first nine months of fiscal 1996. The Company did not record a tax benefit at the statutory rate for the loss before income taxes incurred for the first nine months of fiscal 1996 and 1995 because deferred tax assets based on recoverable income taxes were recorded in prior periods.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1996, the Company used $8,614,000 in cash for operating activities, primarily for higher receivables and inventories, offset in part by income before depreciation and amortization and higher accounts payable. The Company generated $5,987,000 in cash from operations in the first nine months of 1995, primarily from lower accounts receivable. The Company used $3,503,000 in cash for operating activities in the third quarter of fiscal 1996, primarily for accounts receivable and inventories and lower accounts payable, offset in part by income before depreciation and amortization. The sum of cash and equivalents and short-term investments declined $14,565,000 during the first nine months of fiscal 1996, reflecting cash used for operating activities and purchases of property and equipment, offset in part by proceeds from employee stock programs. At July 27, 1996 the Company had $41,150,000 in cash and equivalents and short-term investments.

The Company has a $10,000,000 unsecured bank line of credit that expires May 1, 1997. Any borrowings under this line would bear interest at the bank's reference rate (8.25% at July 27, 1996). The loan agreement requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the line as of July 27, 1996.

The Company currently expects to spend a total of approximately $10,000,000 for capital equipment and leasehold improvements during fiscal 1996. The Company may finance a portion of these expenditures through leasing arrangements.

The Company currently believes, notwithstanding its loss and accumulated deficit, that cash generated from operations and available under its line of credit, together with its existing cash and equivalents and short-term investments, will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through the next 12 months.


CERTAIN TRENDS AND UNCERTAINTIES

The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter has historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time and the Company's backlog declined during each of the first three quarters of fiscal 1996. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters. The

Company has committed to significant investments in new product and channel development, and has increased its expense levels in these areas notwithstanding recent revenue levels. Accordingly, there can be no assurances that the Company will achieve profitability in fiscal 1996.

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

A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 36%, 42% and 42% of the Company's net revenue in the third quarter of fiscal 1996, the third quarter of fiscal 1995, and all of fiscal 1995, respectively, although the Company's five largest customers were not the same in the three periods. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

Approximately 31% of the Company's sales in the nine months ended July 27, 1996 consisted of sales outside of the United States. The Company's international sales are subject to a number of risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations.

The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in all markets and expects this pricing pressure to continue. In fiscal 1994 and fiscal 1995, the Company experienced a change in product mix in favor of CPE sales, which typically generate lower gross margins than sales to service providers. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that its sales mix will continue to fluctuate in future periods. Further, sales of the Company's recently released Series 6 product line have and may continue to adversely affect gross margins because of additional costs typically associated with introducing a new product line into manufacturing and pricing incentives directed at encouraging customers to upgrade to Series 6 products from prior generations of Company products. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods.

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

The Company's future operating results are dependent to a considerable extent upon the success of its recently announced Series 6 product line. The Company faces multiple risks in this regard. If the Company were to experience delays in completing the development of certain features of the Series 6 product line which have not yet been completed; if the Series 6 product line were not to achieve widespread acceptance in the Company's markets; if the Company were to experience manufacturing problems with Series 6 products that inhibited its ability to manufacture such products reliably, cost-effectively and in high volume, the Company's financial position, operating results and cash flows would be adversely and materially affected. Such effect would be particularly significant because the introduction of Series 6 products has materially reduced sales of the Company's prior generations of products. In addition, the Series 6 product line has experienced certain software errors which the Company is working to correct. These errors have resulted in a delay in acceptance of certain customer shipments (and therefore have resulted in a delay of recognition of certain revenue). Although the Company is working to resolve the software errors identified to date, there can be no assurance that such errors will be resolved in a timely manner or that additional technical problems will not arise in the future. Any failure to resolve the current software errors in a timely manner or any further difficulties experienced in the future could have a material adverse affect on market acceptance of the Series 6 product line and the Company's financial results.

The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. The Company has been notified by suppliers that certain components will no longer be manufactured. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply although such alternatives have resulted in increased costs to the Company. However, the inability to develop such alternative sources if and as required in the future, to obtain sufficient sole or limited source components as required, or to locate alternatives to discontinued parts would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11.1 Statement of Computation of Net Income (Loss) Per Share.
         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended July 27, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CENTIGRAM COMMUNICATIONS CORPORATION
                                             (Registrant)



Date:  August 30, 1996            By:    /s/ George H. Sollman
                                     --------------------------------------
                                  George H. Sollman
                                  President and Chief Executive Officer



Date:  August 30, 1996            By:    /s/ Anthony R. Muller
                                     --------------------------------------
                                  Anthony R. Muller
                                  Sr. V.P. Operations and Administration and
                                  Chief Financial Officer