Form 10-K
period 1996-11-02
CENTIGRAM COMMUNICATIONS CORP
filed 1997-01-24
CIK 877908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended NOVEMBER 2, 1996 or

/ /

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from _________________ to _________________

    Commission file number:          0-19558

                      CENTIGRAM COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                 94-2418021
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

   91 EAST TASMAN DRIVE
   SAN JOSE, CALIFORNIA
   (Address of principal             95134
    executive offices)            (Zip Code)

Registrant's telephone number, including area code: (408) 944-0250

Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF CLASS                                           NAME OF EXCHANGE
--------------------------------------------------------  --------------------------------------------------------
Common Stock, $0.01 par value                             NASDAQ/National Market System

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ/NMS for January 1, 1997) was $68,550,000. Shares of the Registrant's Common Stock, par value $0.001 per share, ("Common Stock") held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in calculating the aggregate market value of voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock, as of January 1, 1997 was 6,978,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

    The following contains forward-looking statements regarding future events or the future financial performance of Centigram Communications Corporation (Centigram or the Company) that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 1 under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development," as well as in Item 7 hereof under "Certain Trends and Uncertainties" and elsewhere in this report. This report includes certain trademarks of Centigram and other companies.

OVERVIEW

    Centigram designs, manufactures and markets wireless and wireline messaging and communications systems that integrate voice, data and facsimile on the Company's communications server, and provide access to this multimedia information through a telephone or PC. Centigram also licenses TruVoice, its patented text-to-speech software. Centigram's applications all operate on a common hardware and software platform based on industry-standard hardware and software which is the Company's implementation of its modular expandable system architecture (MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.

    In the first quarter of fiscal 1996, the Company introduced its next-generation platform, the "Series 6." The Series 6, which extends across all size ranges of the Company's products, has been designed to offer significantly expanded capacity, improved fault tolerance and greater use of industry-standard hardware and software than the Company's prior platform. Incorporated into the Series 6 are the Multi-Vendor Industry Protocol (MVIP), digital signal processor
(DSP) technology and Intel Pentium processors. Significant changes in hardware are required to upgrade from earlier generations of the Company's products to Series 6. These hardware changes include line cards, and for the Company's larger configurations, new hardware platforms which provide greater robustness and fault tolerance.

    The Company's systems are based on industry-standard computer hardware and operating system software. This enables the Company to bring additional product features and applications to market more quickly, to utilize low-cost, commonly available components and to capitalize on third party technological developments. Centigram's systems can be integrated with central office, mobile switch and paging terminal systems as well as with most telephone PBX systems. Such systems are used for switching telephone calls in a variety of customer premises equipment (CPE) and service provider environments. The Company's products can also connect with a broad range of host and local area network
(LAN)-based computer systems, including systems based on widely-used mainframes and minicomputers and personal computers in LANs. In addition, Centigram systems located at different sites can be linked together in a digital network.

    Centigram's distribution strategy is to provide broad, effective market coverage through the Company's direct sales force and its distributors. The Company sells its complete line of systems to corporate and institutional end users through a broad network of distributors and original equipment manufacturers (OEMs). The Company also sells its systems directly to regional Bell operating companies (RBOCs), and to large independent telephone companies and service providers. In addition, the Company sells to service provider customers through an OEM arrangement with Motorola, Inc. Service providers in turn employ Centigram systems to provide services to corporate, institutional and individual end users. In recent periods the Company has been increasing its international sales and marketing efforts, particularly for international cellular service providers. Export sales were 30% and 23% of net revenue in fiscal 1996 and 1995, respectively, and 16% of net revenue in fiscal 1994.

    Since 1984, Centigram has been providing innovative, integrated messaging systems to the CPE and service provider marketplaces, becoming a leader in developing voice messaging and communications products. Today, more than 20,000 Centigram systems are installed with more than 6,000 of them delivering revenue enhancing services to telephone companies, cellular providers, paging companies, and service bureaus. Centigram products allow users to play, answer and forward voice, fax and e-mail messages from any touch-tone telephone or PC anywhere in the world. Users can also add comments to any message, print fax documents at any fax machine, listen to e-mail messages and retrieve them by fax, and access one or more computer databases to retrieve stored information or process transactions.

BACKGROUND

    The technologies which form the foundation for the Company's products--voice messaging, facsimile communications, e-mail, interactive-voice response (IVR) and text-to-speech--originally emerged as independent technologies and have historically been offered by different groups of vendors as stand-alone products with little, if any, ability to integrate with each other. These technologies can generally be described as follows:

    - VOICE MESSAGING enables users to store, send and receive information, or to access information from automated voice messaging systems, via the telephone. Voice messaging applications include telephone answering, automated attendant for inbound call routing, audio text and voice mail.

    - FACSIMILE technology permits communication of text and graphics over the public telephone network using hard copy input and output.

    - E-MAIL allows users to send and receive text and data through terminals or personal computers.

    - IVR allows users to access and update information stored in computer databases using the telephone as a terminal. For example, the financial services industry uses IVR to permit account balance inquiry and transaction execution.

    - TEXT-TO-SPEECH is a software solution which converts textual information stored in computer databases into synthesized speech.

    Recognition of the benefits of simple, integrated access to these communications technologies from any location continues to grow. The Company provides these benefits using either the telephone or the PC as a communications workstation.

PRODUCTS AND PRODUCT FEATURES

    The Company's applications operate on a common software platform, which is Centigram's implementation of its MESA architecture. The MESA architecture allows the Company's systems generally to be upgraded in continual, cost-effective increments from the Company's smallest to its largest system configurations. In contrast, systems offered by the Company's principal competitors, due to their architectural constraints, more often require customers to purchase a new system in order to upgrade features or capacity. Significant changes in hardware are, however, required to upgrade from earlier generations of the Company's products to Series 6 products. These hardware changes include line cards, and for the Company's larger configurations, new hardware platforms which provide greater robustness and fault tolerance. The Company provides financial incentives to those customers desiring such upgrades as well as software programs to assist in the transfer of data, including recorded speech.

    Centigram's systems are available in configurations ranging from four ports, supporting 50-100 users in small installations, to 240 ports (depending on application configuration), supporting large headquarters and telecommunications service provider applications with over 60,000 users depending on the application. The Company sells its systems at prices ranging from below $10,000 to more than several hundred thousand dollars, depending on system configuration.

    The Company's MESA architecture uses a distributed processing approach that links separate modules together into a single system. Users can expand systems to provide more ports and hours of message storage by adding line cards and opening up partitions in the disk drive. Additional system modules are added and linked as existing modules are fully used. This approach provides a low-cost entry-level product that can be expanded without replacing existing equipment. In addition, the Company offers connectivity between systems through MESA-Net, a digital networking option that can link up to 1,500 Centigram systems anywhere in the world. MESA-Net provides end-to-end digital networking which preserves the clarity of voice and fax messages and reduces transmission time and cost. MESA-Net provides two networking options. Low-traffic sites can use MESA-Net Async over modem connections. High traffic sites can use MESA-Net TCP/IP over high-speed Ethernet networks. MESA-Net II, introduced with the Series 6, enables messaging across wide area networks at Ethernet speeds using industry-standard TCP/IP protocols. The Company's products also support the Audio Messaging Interchange Specification (AMIS) analog networking protocol, providing interoperability with voicemail systems from other vendors. In addition, Centigram recently announced its participation in the joint development of the voice profile for Internet messaging (VPIM) protocol for transferring messages between disparate voice messaging servers. VPIM is being designed to enable the exchange of voice, fax or compound voice and fax messages between Centigram Series 6 communications servers and other vendors' voice messaging systems.

    MESA is based on standard hardware and software technology, such as MVIP, QNX (a multi-tasking, real-time operating system for Intel microprocessor-based computers) and the SCSI computer peripherals bus. The Company believes that its MESA architecture and its platform are unique in the industry, although it has not applied for patent protection. The Company believes this system architecture offers competitive advantages to the Company. In the event that competitors were to successfully implement a similar system architecture, it could have a material adverse effect on the Company's competitive position.

    The Company's Continuous System Operation Software (CSO) increases the reliability of Centigram's systems by providing a measure of fault tolerance in the Company's systems. Under CSO, the Company's operating system control is distributed across multiple modules within a system. If one module ceases to function, the balance of the operating system activity is shifted to the other modules and the systems continue to function. In addition, each of the Company's Series 6 configurations can store messages redundantly, thereby providing protection against system or disk drive failures. The Company believes that system reliability is a particularly important purchasing criterion for service providers and large CPE customers.

    Applications currently being used by end users of the Company's systems include the following:

    - A consumer durables manufacturer provides telephone access to messaging and calendar information via e-mail in printed, facsimile or audio form, in addition to voice mail messages.The system also gives sales and marketing staff 24-hour access to product literature and sales information through FaxMemo.

    - A nationwide paging company uses an integrated messaging application to provide services beyond voice messaging and paging to both outside callers and subscribers. Outside callers use the locator service and send a page for future delivery, while subscribers may hear their alphanumeric pages spoken in text-to-speech or have pages re-transmitted through mailbox commands.

    - An international cellular carrier offers a nationwide voice mail service through systems linked digitally by MESA-Net. A one call application automatically routes messages to the correct mailbox location regardless of call origination point.

    - A telephone company, through its directory assistance service, provides the capability for callers to leave voice mail messages for parties with unlisted numbers.

    - A cellular service provider sends a "record of entrance" to a computer database when a cellular subscriber roams into the service provider's territory.The system then calls the subscriber, welcomes the subscriber to the territory, and advises the subscriber as to available cellular system features.

    The Company's family of products include:

    VOICEMEMO

    Centigram's VoiceMemo application provides voice messaging and call processing capabilities for customers in both CPE and service provider markets. Systems can be integrated with most central office, mobile switch and paging terminal systems as well as with most telephone PBX systems, including PBXs manufactured by AT&T, Fujitsu Ltd., Hitachi Ltd., Mitel Corporation, NEC Corporation, Northern Telecom and Siemens/ROLM. VoiceMemo provides a full range of features that have been designed to improve customer service, increase operating flexibility and employee productivity, and reduce communications costs. System services include:

        VOICE MESSAGING. Voice messaging enables users to store, send and receive information, or to access information from automated voice messaging systems, via the telephone.

        TELEPHONE ANSWERING. Telephone answering automatically answers a busy or unanswered telephone and records a voice message.

        AUTOMATED ATTENDANT. Automated attendant answers incoming calls and allows callers to direct calls to telephone extensions without the use of a human operator.

        PAGING. The VoiceMemo paging feature initiates a page upon receipt of voicemail messages. VoiceMemo supports all commonly available (tone only, tone/vibration, digital and voice) pagers.

        AUDIOTEXT. Audiotext adds a voice bulletin board to a voice messaging system, providing callers access to recorded announcements such as public service, product or service information.

        CALLAGENT. CallAgent is a software application which allows users to program the manner in which the telephone is answered and calls are directed.

        CALL PLACEMENT (OFF-SYSTEM MESSAGING). Call placement allows a VoiceMemo user to send messages to an "off-system" telephone number, such as a home number, much the same as a message is sent to a VoiceMemo mailbox. Before making a message, the user enters a telephone number to which the message is to be delivered. The system dials the off-system telephone and attempts to deliver the message.

    FAXMEMO

    Centigram's FaxMemo application enables a user to have facsimile communications delivered to voice mailboxes rather than directly to a facsimile machine. FaxMemo features include:

        FAX MAIL. Using FaxMemo, users can receive facsimile messages in their personal mailboxes with arrival notification, privacy and control. The user can route the facsimile message to any machine at any time, or distribute the facsimile to other users. Centigram's system permits forwarding of facsimile messages from one person to another, addition of voice comments and forwarding of facsimile messages to a facsimile machine or mailbox at a pre-arranged time.

        FAX BROADCASTING AND PUBLISHING. FaxMemo and the FaxIt feature of the Company's Voice Gateway product both support facsimile publishing and broadcast capabilities. Fax publishing makes frequently required documents such as sales literature, price lists, technical documentation and reports available to any facsimile machine. Fax broadcasting automatically distributes a facsimile message to a large distribution list.

        GUARANTEED FAX. Guaranteed Fax stores facsimile messages for a recipient when the message cannot be delivered to the recipient's facsimile machine at the time of its initial transmission because the machine is otherwise occupied. The facsimile message is automatically delivered to the recipient's facsimile machine when it becomes available.

    ONEVIEW

    Centigram's OneView products allow users integrated access to multimedia messaging from their personal computers and, with OneView Remote, even while away from their offices. Connected through LAN-based personal computers operating under Microsoft-Registered Trademark- Windows-TM-, OneView gives users point and click access to their voice, fax and compound voice and fax messages by listing them in a single In Box window. During fiscal 1996 Centigram expanded OneView's remote capabilities to include a remote mode which allows users to work "off-line". OneView Remote users can create, play, answer and forward voice and fax messages from their personal computers from remote locations by accessing their messaging system, downloading their messages to their local hard disk, answering messages off-line, and reconnecting to the messaging system to deliver the messages.

    INTERACTIVE VOICE RESPONSE

    Interactive Voice Response (IVR) allows callers to access information in a computer database and update such information over the telephone. IVR applications use the telephone keypad as a terminal for data entry and provide voice output. Pre-recorded voice is used for standard and numeric responses, while text-to-speech provides an unlimited vocabulary, verbalizing any other information in the database. For example, account balance inquiry applications in the banking and finance industry are now commonplace and have led to increasing acceptance of IVR as a means of accessing information, improving customer service and lowering operating costs. Other applications include funds transfer, credit verification, insurance claim and policy status, dispatch of off-site personnel, freight status and location information, college class registration and automated order entry.

    TEXT-TO-SPEECH

    The Company's text-to-speech (TTS) software, TruVoice, takes textual information as input and generates high quality, computer generated speech output. TruVoice also contains an e-mail preprocessor that converts abbreviations and other language forms commonly used in e-mail into full text for text-to-speech processing. Workstations, personal computers and telecommunications systems now include the necessary hardware to make TTS a software option at significantly reduced end-user cost. In addition, multi-tasking operating systems make applications more useful and easier to develop, and recent advances in semiconductor DSP devices provide similar potential opportunities. As a result, the Company believes that increasing opportunities will emerge for TTS software. The Company offers its TTS software with certain of the Company's systems, on an initial and add-on basis, and is making the software available through third party licensing arrangements. The Company has entered into license agreements for its TruVoice software, including licenses to Microsoft, Group Sense Limited, AST, Dialogic, Intervoice and Natural Microsystems, and is in the process of negotiating other licenses. The Company has also engaged in joint promotional market development efforts with platform providers including Analog Devices and Sun Microsystems and has sold development kits to third party software developers. There can be no assurance that any additional licensing agreements or marketing arrangements will be consummated, or that any such agreements will result in any significant revenue to the Company.

    MOBILEMANAGER

    Centigram's MobileManager product adds call management to the message and information management services provided on the Series 6 platform. MobileManager is configured on a switching module that integrates with the Series 6 platform and allows calls to be transferred, connected or conferenced with other parties and destinations. MobileManager is the result of the 1995 joint marketing arrangement with Priority Call Management (PCM), a developer of intelligent telephony systems for large organizations and service providers. MobileManager services include:

        PERSONAL NUMBER SERVICE. Personal Number Service enables network operators to offer their subscribers the single telephone number that will seamlessly route important communications to people on the move at their mobile number, office or home number, or any telephone number anywhere in the world. In addition to routing, the Personal Number application uses that same number for faxes, voice messages, text messages, and numeric or alpha pagers.

        PREPAID AND DEBIT CARD SERVICES. Prepaid and Debit Card Services allow carriers to offer creative, revenue-generating network services that are purchased in advance by subscribers whose account balances are debited in real time.

        CREDIT/CALLING CARD SERVICES. Credit/Calling Card Services let subscribers bill toll calls to a corporate calling card. Calling card service tracks and rates calls in real time to provide corporate expense management tools for mobile employees.

        CALLBACK. Callback lets customers call from anywhere in the world using lowest cost dial tone, least cost routing, and prepaid, or Credit/Calling card billing.

SALES AND DISTRIBUTION

    The market for the Company's systems has generally been divided into two segments; the CPE market and the telecommunications services provider market. The CPE market includes corporations, government agencies, universities, professional service firms and other institutional end users that purchase systems for installation directly on their premises. Providers of telecommunications services, such as large telephone companies and independent service providers, including RBOCs, independent telephone companies, cellular providers and voice mail and paging service bureaus, use Centigram systems to deliver voice processing capabilities to third party customers on a subscription basis.

    In order to achieve broad market coverage, Centigram has developed two distinct sales channels focused on separate segments of the voice processing industry. The Company uses a broad network of distributors and OEMs to sell into the CPE market, including Ameritech, BellSouth, Fujitsu, GTE Customer Networks, Mitel Corporation, NEC Business Communications Systems, Sprint and WilTel Communication Systems. The Company sells its systems directly to RBOCs, such as NYNEX and BellSouth, and to large independent telephone companies and service providers such as BellSouth Mobility (BMI), CUE Network Corporation, e-Plus Mobilfunk, Optus Communications Pty Limited, Paging Network Inc. (PageNet), Sprint Corporation and Voice-Tel Enterprises. The Company also sells to service provider customers through an OEM arrangement with Motorola, Inc. These large telecommunications service providers typically require a sustained, intense direct selling effort and continual, comprehensive customer support.

    No customer represented more than 10% of net revenue in fiscal 1996. Sprint accounted for approximately 12% of net revenue in fiscal 1995. Fujitsu and Sprint accounted for approximately 13%, and 11%, respectively, of net revenue in fiscal 1994. The Company's top five customers collectively accounted for approximately 35%, 42% and 48% of the Company's net revenue during fiscal 1996, 1995 and 1994, respectively.

    Centigram believes that a high level of product support is essential to its success. The Company provides system documentation and training to distributors and to direct end-user customers. The training provided by the Company includes technical software courses, installation and maintenance courses, and customer support courses. In addition, Centigram maintains a support center 24 hours a day to assist with customer and distributor inquiries and offers on-site assistance through its field operations.

    In an effort to expand its high level of service to its customers in 1996, the Company launched its "Market Leadership Program" to deliver a comprehensive, fully integrated program designed to increase and expand service providers' revenue streams, maximize resources to reduce costs, and create market leadership in customer service. The program focuses on key areas of a service launch, including operations, market research, promotions, media relations, product packaging and pricing, sales planning and tracking, customer support and billing requirements. The program also offers consulting services to help service providers create an enhanced services deployment plan customized to their market requirements.

    In recent periods, the Company has been increasing its focus on international sales, particularly direct sales to international cellular service providers. In fiscal 1996, The Company made substantial investments in sales and support and it now has sales offices in Europe, Asia, Australia and Latin America. Export sales were 30%, 23% and 16% of net revenue in fiscal 1996, 1995 and 1994, respectively. There can be no assurance that the Company will be able to maintain or increase its international sales or that the Company's sales subsidiaries will be able to compete effectively.

    International sales are subject to inherent risks, including the need to obtain certain regulatory approvals and meet other standards, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, costs and risks of localizing products for foreign countries, more expensive support costs, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, potential restrictions on repatriating earnings, and the burdens of complying with a wide variety of foreign laws. In particular, in both 1996 and 1995, the Company experienced significantly increased expenses associated with its efforts in expanding sales in certain export markets. Gains and losses on the conversion to U.S. dollars of assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations, although such gains and losses have not to date been material to the Company's results of operations, and fluctuations in exchange rates could affect demand for the Company's products. In order to sell its products to customers in other countries, the Company must comply with governmental regulations, including U.S. export regulations, and convert its voice prompts to additional foreign languages. Foreign sales are also constrained by the limited penetration of touch-tone telephones in some countries and the Company's need to develop adequate sales and marketing channels.

    Most of the Company's distributors also offer systems manufactured by the competitors of the Company. Accordingly, the Company must compete within any distributor to have the distributor recommend the Company's products to end user customers. The Company also competes with other voice messaging providers for access to distributors. There can be no assurance that the Company will be able to maintain strong relationships with existing distributors or establish strong relationships with new distributors. In addition, certain former customers (including distributors) of the Company had in the past experienced financial difficulties resulting in the Company writing off related accounts receivable balances, and a number of the Company's current customers (including distributors) have limited financial resources. The loss of one or more key customers or distributors, the decision by any key distributor to offer a competitor's product line or otherwise de-emphasize the Company's products, or the weakening of the financial condition of any of the Company's key customers or distributors, could have a material adverse effect on the Company's operating results, financial position and cash flows.

BACKLOG

    At November 2, 1996, the Company had a backlog of $19.4 million and at October 28, 1995, a backlog of $20.7 million. This decrease in year over year backlog reflects the fact that Series 6 was in full production in fiscal 1996, whereas at the end of 1995 Series 6 was not fully released for general availability. The Company includes in such backlog orders received that the Company believes are shippable within the next 12 months. The Company does not believe, however, that current or future backlog levels are necessarily indicative of future operating results. A significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter, and the Company has historically operated with very little backlog. There can be no assurance that backlog will not decrease in the future, that there will not be cancellation or deferral of a significant portion of backlog, or that the Company will maintain any backlog level in the future.

RESEARCH AND DEVELOPMENT

    Centigram's development strategy is focused on the development of new applications for the Company's product platform and the enhancement of the Company's MESA architecture. Expenditures for research and development were $20.2 million, $14.8 million and $12.6 million and as a percentage of net revenue these expenses were 19.3%, 21.3%, and 16.0% in fiscal 1996, 1995 and 1994, respectively. Development efforts are focused on continuing the development and testing of the Company's Series 6 platform, continuing to expand the capacity of the Company's systems (particularly for the telecommunications service provider and large CPE customer markets), enhancing voice messaging, IVR and facsimile product capabilities, developing additional capabilities to connect the Company's products with computer databases, high speed transmission networks and foreign communications networks with non-standard protocols, adding administration and network management capabilities to the Company's products, developing further the Company's text-to-speech software, and developing and enhancing the features and overall performance of the Company's systems.

    As the Company seeks to continue to add functionality to its products and to support a broader range of computer and LAN-based applications, the Company faces continually increasing technical challenges. There can be no assurance that the Company will be able to incorporate additional technologies into the Company's products or introduce new products in a timely manner in order to meet evolving market needs.

    As the functionality of the Company's systems increases, the complexity of the software utilized in such systems will also increase and software errors or "bugs" may become more numerous and difficult to cure. Identifying and correcting errors and making required design modifications is typically expensive and time consuming and the Company expects that such modifications will increase in complexity with the increasing sophistication of the Company's products. The Company has made a substantial investment in additional testing equipment as well as hiring additional employees to expand the Company's product testing capabilities. There can be no assurance that such investment will lead to reduced errors or that such errors will not in the future cause delays in product introductions and shipments, require costly design modifications or impair customer satisfaction with the Company's products.

MANUFACTURING

    The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company has not experienced significant problems with third party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, semiconductor devices and other components are available only from sole source vendors. In addition, other components, including power supplies, disk drives, other semiconductor devices and line cards are presently available or acquired from a single source or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.

PATENTS, TRADE SECRETS AND LICENSES

    The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secrets, as well as confidentiality agreements with customers, suppliers and employees and other security measures, the Company believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company currently holds seven patents and has multiple patent applications on file. No assurance can be given that patents will issue from any applications filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. For example, the Company relies upon trade secret protection for its basic systems architecture and hardware platform, and does not hold any patents thereon. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

    In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. While such letters are prevalent in the Company's industry and the Company has in the past been able to license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms.

EMPLOYEES

    As of November 2, 1996, the Company had 449 employees, of whom 128 were engaged in research and development, 227 in sales, marketing and customer support, 47 in manufacturing and quality assurance and 47 in finance and administration. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION

    The Company competes in a number of markets within the communications systems industry, each of which is highly competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company and have larger installed bases of existing systems. Furthermore, manufacturers of PBX equipment have a competitive advantage in selling to the installed base of users of their PBX equipment and, to an even greater degree, purchasers of new installations of their PBX equipment. The Company expects to encounter continued competition from both existing competitors and new market entrants. Increased competitive pressures could result in intensified price competition, which would adversely affect the Company's operating results. In addition, the Company believes that its ability to integrate its systems with many different telephone PBX and Centrex systems is an important competitive feature. Consequently, the Company's operating results could be adversely affected if PBX manufacturers, such as AT&T, Northern Telecom and ROLM, redesign their PBXs to limit current methods of integration. Although the Company is not aware that any significant PBX manufacturer is pursuing a strategy of redesigning its PBXs to limit the Company's current integrations there can be no assurance that such manufacturers are not doing so or will not do so in the future.

ITEM 2.  PROPERTIES

    The Company leases an 85,000 square foot headquarters facility, a 35,000 square foot manufacturing facility, and a 40,000 square foot office facility in San Jose, California, pursuant to leases that expire in September 2007, December 1998 and May 1998, respectively. The Company also leases training facilities and sales and support offices in various cities in the United States and overseas.

    In December 1996, the Company entered into a 12 year lease for approximately 225,000 square feet of office space in San Jose, California at a base monthly rent of approximately $285,000. This lease contains a provision for the monthly rent to be adjusted upwards based on changes in the Consumer Price Index and also requires the Company to pay property taxes, insurance premiums, and normal maintenance costs.

    The Company believes that such facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    The information in the second paragraph in the section entitled "Patents, Trade Secrets and Licenses" under Item 1 above is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Centigram Communications Corporation Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market System under the symbol CGRM. As of November 2, 1996, there were approximately 400 stockholders of record. The following table sets forth for the periods indicated the high and low closing prices for the Company's Common Stock as reported by Nasdaq.

Fiscal Year 1996                                                HIGH        LOW
                                                              ---------  ---------
  Fourth quarter ended November 2, 1996.....................  $  16 7/8  $  12 3/4
  Third quarter ended July 27, 1996.........................     23 5/8     12 7/8
  Second quarter ended April 27, 1996.......................     23 3/4     15 7/8
  First quarter ended January 27, 1996......................         23     16 1/4

Fiscal Year 1996                                                HIGH        LOW
                                                              ---------  ---------
  Fourth quarter ended October 28, 1995.....................  $  23 3/4  $  15 5/8
  Third quarter ended July 29, 1995.........................     15 5/8     12 3/4
  Second quarter ended April 29, 1995.......................         17     13 5/8
  First quarter ended January 28, 1995......................     21 3/4     12 5/8

    The Company has not paid and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's bank credit line agreement requires the bank's consent to pay cash dividends.

    The Company believes factors such as quarter-to-quarter variances in financial results and announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which often are not related to changes in their operating performance. Broad market fluctuations as well as general economic conditions, such as a recessionary period or high interest rates, may adversely affect the market price of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                     YEAR ENDED
                                                 YEAR ENDED   YEAR ENDED   MONTH ENDED  ------------------------------------
                                                 NOVEMBER 2,  OCTOBER 28,  OCTOBER 29,  OCTOBER 1,  OCTOBER 2,   OCTOBER 3,
                                                    1996         1995         1994         1994        1993         1992
                                                 -----------  -----------  -----------  ----------  -----------  -----------
OPERATIONS DATA:
Net revenue....................................   $ 104,324    $  69,374    $   1,988   $   79,179   $  60,002    $  44,652
Net income (loss)..............................       1,000       (4,134)      (1,890)       7,745       5,188        2,295
Net income (loss) per share....................        0.14        (0.63)       (0.30)        1.18        1.00         0.49
Research and development.......................      20,154       14,798        1,145       12,644       8,197        6,458

BALANCE SHEET DATA:
Working capital................................   $  65,297    $  64,489    $  70,132   $   72,401   $  25,682    $  19,363
Total assets...................................     104,009       99,017       98,374      102,309      47,959       34,010
Long-term liabilities..........................          78          232          409          436         822        1,101
Stockholders' equity...........................      83,412       79,800       81,006       83,177      32,149       23,881

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rates, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 7 under "Certain Trends and Uncertainties," in Item 1 hereof under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development" and elsewhere in this report.

CHANGE IN FISCAL YEAR

    In the fourth quarter of fiscal 1995, the Company changed its fiscal year-end from the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Fiscal 1996 included 53 weeks and ended November 2, 1996. Fiscal years 1995 and 1994 included 52 weeks and ended on October 28, 1995 and October 1, 1994, respectively. The month ended October 29, 1994 is separately reported. This change in the Company's fiscal periods was made primarily to improve the Company's operational efficiencies. By moving the Company's fiscal periods out one month, the Company's manufacturing operations have incurred reduced overtime payments during the December and July holiday periods. Also, because many of the Company's distributors have calendar quarter ends and place orders in the third month of the quarter, the Company has not always been able to process and ship these orders during this third month of the calendar quarter because of the late receipt of these orders. By staggering its fiscal quarters to end one month after the calendar quarter-end, the Company is in a better position to ship these late orders and at the same time avoid additional overtime and other expediting charges.

PROPOSED ACQUISITION

    In October 1996 the Company entered into a letter of intent for the acquisition of Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The proposed transaction will involve the Company issuing a certain number of shares of its common stock and assuming up to $11.5 million of debt in exchange for all the capital of Voice-Tel, and is intended to be accounted for as a pooling of interests. The exact terms of the transaction, which will be subject to regulatory approval and require the approval of both companies stockholders, will be determined upon signing of a definitive merger agreement.

RESULTS OF OPERATIONS

    NET REVENUE

    Net revenue for fiscal 1996 was 50% higher than net revenue for fiscal 1995. This increase was primarily attributable to general expansion in the Company's channels of distribution in connection with the introduction of the Company's Series 6 platform, including an approximately 90% increase in service provider business, improved performance of the Company's larger distributors, and a 100% increase in sales to customers located outside the United States which increased from $15.9 million to $31.8 million. Sales of the Company's larger system configurations increased approximately 100% as compared to fiscal 1995, with smaller percentage increases in the Company's smaller product configurations and system upgrades and expansions.

    Net revenue for fiscal 1995 was 12% below net revenue for fiscal 1994. This decline in revenue primarily reflected a 30% decline in sales of the Company's large system configurations and reduced revenue from domestic, CPE and service provider customers. Such declines were offset in part by higher sales of the Company's smaller product configurations, increased revenue from services and licensing of the Company's text-to-speech software, and a 29% increase in sales to customers located outside the United States. The Company believes that its revenue in fiscal 1995 was adversely affected by not having available during the year the new Series 6 product platform which was released in the first fiscal quarter of 1996.

    There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate and the Company believes that the growth rates of certain market segments have declined from prior levels. There is also no assurance that the Company's markets will remain at current levels in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future, or to re-attain historical growth rates. See "Certain Trends and Uncertainties".

    GROSS MARGIN

    In the fourth quarter of fiscal 1996 the Company reclassified certain customer training and support costs from selling, general and administrative expense to cost of goods sold to more properly reflect their current and anticipated future direct correlation to product and service revenues. All financial data for fiscal 1996 and prior years have been reclassified for consistent presentation.

    Gross margin for fiscal 1996 was 59.2% as compared to 61.4% for fiscal 1995. This change in gross margin reflects lower margins on large system products due to higher warranty and international freight costs because of increased international shipments, offset in part by a favorable mix with large system products representing a larger percentage of sales than small system products (which typically carry lower margins).

    Gross margin for fiscal 1995 was 61.4% as compared to 65.9% for fiscal 1994. This change in gross margin in fiscal 1995 resulted from a shift in product mix to a larger percentage of sales of small product configurations, which typically carry lower gross margins, and a decrease in sales of large system configurations, which typically carry higher gross margins than other products; lower gross margin rates on these product lines as well as on upgrade and system expansion products; and higher provisions for obsolete inventory related to the Company's then forthcoming product transition. These factors were offset in part by higher revenue from services and licensing of the Company's text-to speech software which carries significantly higher than average gross margins. See "Certain Trends and Uncertainties".

    RESEARCH & DEVELOPMENT

    Research and development (R&D) expenses for fiscal 1996 were 36% higher than in fiscal 1995. This increase reflected general expansion of the Company's product development programs and increases in compensation expenses due to higher headcount, and depreciation.

    R&D expenses for fiscal 1995 were 17% higher than in fiscal 1994. This increase reflected the general expansion of the Company's new product development programs, including significant investments in the Series 6 platform. This increased spending was largely for higher staffing levels, depreciation, and facilities expenses, in particular, those facilities expenses related to the testing of new products. As a percentage of net revenue, R&D expenses were 19.3%, 21.3%, and 16.0% in fiscal 1996, 1995, and 1994, respectively. The large increase in research and development expenses as a percentage of net revenue in fiscal 1995 relative to fiscal 1994, resulted from a combination of higher research and development expenses and lower net revenue.

    The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase, notwithstanding the level of sales realized in future quarters.

    SELLING, GENERAL & ADMINISTRATIVE

    Selling, general and administrative (SG&A) expenses in 1996 represented 41.0% of net revenue and were 28% higher than such expenses for fiscal 1995, when they represented 48.2% of net revenue. The increase in SG&A expenses in fiscal 1996 was primarily related to increased sales and marketing expenses and increased compensation and travel expenses due to higher headcount, offset in part by lower litigation expenses.

    SG&A expenses in 1995 represented 48.2% of net revenue and were 10% higher than such expenses for fiscal 1994, when they represented 38.3% of net revenue. The increase in SG&A expenses in fiscal 1995 was primarily related to increased levels of customer and sales support expenses and higher expenses related to international sales expansion, offset in part by lower litigation expenses. The Company believes that continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods. The Company expects that the dollar amount of SG&A expenses will increase in future periods.

    OTHER INCOME AND EXPENSE, NET

    Interest income on investments increased in fiscal 1996 over such income in 1995 because of higher average interest yields as the Company shifted its short-term investments from tax free state and municipal bonds to higher yielding U.S. Government and agency obligations and corporate debt securities. Interest income increased in fiscal 1995 over 1994 because of higher average invested short-term balances and because of higher interest rates. Interest expense declined over the three-year period beginning in 1994 as the Company's capital lease balances declined. Fiscal 1995 included a charge of $550,000 for the Company's cost of settling its stockholder class action lawsuit and certain other litigation.

    PROVISION FOR INCOME TAXES

    The Company's effective tax rate was 5% in fiscal 1996 and 28% in fiscal 1994. The Company's effective tax rate for fiscal 1996 and 1994 was less than the statutory rate primarily because of tax-exempt interest income and a reduction in the deferred tax asset valuation account for prior year losses realized for tax purposes. The Company did not record an income tax benefit associated with the pre-tax loss for fiscal 1995, because deferred tax assets based on recoverable income taxes were recorded in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments at November 2, 1996 were $42.1 million, decreasing $13.6 million from October 28, 1995. At the end of fiscal 1995 and 1994, cash, cash equivalents and short-term investments were $55.7 million and $60.4 million, respectively.

    Net cash used from operating activities was $4.9 million during fiscal 1996. Trade receivables at the end of fiscal 1996 increased $9.4 million from the prior year balance primarily due to increases in sales but also due to extended payment terms granted to selected service provider customers. Days sales outstanding (computed using quarterly revenues) were 86 days at the end of fiscal 1996, compared to 72 days at end of fiscal 1995. This increase in DSO was primarily due to a larger percentage of quarterly shipments occurring in the last month of fiscal 1996 as compared to the same period in the prior year. Inventory levels at November 2, 1996 increased $5.6 million over the fiscal 1995 balances because of increased levels of sales, increased inventory levels to support both the Series 5 platform and the new Series 6 platform, and increased customer support inventories. The Company expects investment in receivables and inventories will continue to represent a significant portion of working capital.

    During the fiscal year ended November 2, 1996, the Company made $10.6 million in capital expenditures. A significant portion of these expenditures were related to the introduction of the Series 6 platform and included expenses related to the upgrading and expanding of the Company's engineering test labs and training classrooms and equipment purchased for increased engineering development efforts.

    The Company's principal sources of liquidity as of November 2, 1996 consisted of $42.1 million of cash and cash equivalents and short-term investments and $10.0 million available under the Company's bank line of credit (which expires May 1, 1997). The Company expects to review this bank line in fiscal 1997. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the bank line as of November 2, 1996. The Company currently expects to spend approximately $9.0 million for capital equipment during fiscal 1997. The Company may finance a portion of these expenditures through leasing arrangements.

    The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and credit under its line of credit and lease credit arrangements, will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1997.

    CERTAIN TRENDS AND UNCERTAINTIES

    The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and net revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters.

    If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors in selling the Company's products, changes in distributor inventory levels, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue.

    A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 35%, 42%, and 48% of the Company's net revenue in fiscal 1996, 1995, and 1994 respectively, although the Company's five largest customers were not the same in these periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows. See Risk and Uncertainties Note to "Consolidated Financial Statements".

    The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel, and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in all markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct sales in any particular fiscal period. The Company anticipates that its sales mix will fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods.

    The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. In this regard, the Company during fiscal 1996, announced significant new products, after experiencing delays in the introduction of such products. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect financial position, operating results and cash flows.

    The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

CONSOLIDATED BALANCE SHEETS

                                                                                                    OCTOBER 28,
                                                                                NOVEMBER 2, 1996       1995
                                                                                ----------------  ---------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE AND
                                                                                         PER SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents...................................................     $   12,668        $  10,633
  Short-term investments......................................................         29,408           45,082
  Trade receivables, net of allowances of $2,055 and $1,941...................         27,741           18,330
  Inventories.................................................................         11,467            5,821
  Deferred tax assets.........................................................          1,424            2,103
  Other current assets........................................................          3,108            1,505
                                                                                     --------          -------
    Total current assets......................................................         85,816           83,474
Property and equipment, net...................................................         15,249           12,013
Intangible assets, net........................................................          2,004            2,379
Deposits and other assets.....................................................            940            1,151
                                                                                     --------          -------
                                                                                   $  104,009        $  99,017
                                                                                     --------          -------
                                                                                     --------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................................................     $    9,739        $   6,953
  Accrued compensation........................................................          4,202            4,092
  Accrued expenses and other liabilities......................................          6,424            7,763
  Current portion of capital lease obligations................................            154              177
                                                                                     --------          -------
    Total current liabilities.................................................         20,519           18,985
Capital lease obligations.....................................................             78              232
Commitments and contingencies.................................................
Stockholders' equity:.........................................................
  Preferred stock, $.001 par value, 1,000,000 authorized; none outstanding....
  Common stock, $.001 par value, 25,000,000 authorized; 6,908,000 and
    6,679,000 outstanding.....................................................              7                7
  Additional paid-in capital..................................................         88,767           85,808
  Accumulated deficit.........................................................         (4,992)          (5,992)
  Unrealized loss on investments..............................................            (36)             (14)
  Cumulative translation adjustments..........................................            (34)              (9)
  Note receivable from officer................................................           (300)              --
                                                                                     --------          -------
    Total stockholders' equity................................................         83,412           79,800
                                                                                     --------          -------
                                                                                   $  104,009        $  99,017
                                                                                     --------          -------
                                                                                     --------          -------

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED   YEAR ENDED   MONTH ENDED  YEAR ENDED
                                                                NOVEMBER 2,  OCTOBER 28,  OCTOBER 29,  OCTOBER 1,
                                                                   1996         1995         1994         1994
                                                                -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue...................................................   $ 104,324    $  69,374    $   1,988    $  79,179
Cost and expenses:
  Cost of goods sold..........................................      42,516       26,802          885       27,039
  Research and development....................................      20,154       14,798        1,145       12,644
  Selling, general and administrative.........................      42,832       33,470        1,983       30,302
                                                                -----------  -----------  -----------  -----------
                                                                   105,502       75,070        4,013       69,985
                                                                -----------  -----------  -----------  -----------
Operating income (loss).......................................      (1,178)      (5,696)      (2,025)       9,194
Other income and expense, net.................................       2,231        1,618          135        1,563
                                                                -----------  -----------  -----------  -----------
Income (loss) before income taxes.............................       1,053       (4,078)      (1,890)      10,757
Provision for income taxes....................................          53           56           --        3,012
                                                                -----------  -----------  -----------  -----------
Net income (loss).............................................   $   1,000    $  (4,134)   $  (1,890)   $   7,745
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Net income (loss) per share...................................   $    0.14    $   (0.63)   $   (0.30)   $    1.18
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

Common and common equivalent shares used in computing per
  share amounts...............................................       6,981        6,560        6,379        6,558
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK        ADDITIONAL                   UNREALIZED GAIN     CUMULATIVE
                                ------------------------    PAID-IN     ACCUMULATED       (LOSS) ON        TRANSLATION
                                  SHARES       AMOUNT       CAPITAL       DEFICIT        INVESTMENTS       ADJUSTMENTS
                                -----------  -----------  -----------  -------------  -----------------  ---------------
                                                                     (IN THOUSANDS)
Balances, October 3, 1993.....       4,847    $       5    $  39,857     $  (7,713)       $      --         $      --
Sale of stock, net of issuance
  costs.......................       1,200            1       38,939
Shares issued under stock
  plans.......................         331           --        2,323
Warrant repurchase............                                   (86)
Tax benefits - stock plans....                                 2,106
Net income....................                                               7,745
                                     -----          ---   -----------  -------------          -----               ---
Balances, October 1, 1994.....       6,378            6       83,139            32               --                --
Shares issued under stock
  plans.......................           3           --           39
Unrealized (loss) on
  investments.................                                                                 (322)
Translation adjustments.......                                                                                      1
Net loss......................                                              (1,890)
                                     -----          ---   -----------  -------------          -----               ---
Balances, October 29, 1994....       6,381            6       83,178        (1,858)            (322)                1
Shares issued under stock
  plans.......................         298            1        2,630
Unrealized gain on
  investments.................                                                                  308
Translation adjustments.......                                                                                    (10)
Net loss......................                                              (4,134)
                                     -----          ---   -----------  -------------          -----               ---
Balances, October 28, 1995....       6,679            7       85,808        (5,992)             (14)               (9)
Shares issued under stock
  plans.......................         229                     2,412
Tax benefits - stock plans....                                   547
Unrealized loss on
  investments.................                                                                  (22)
Note receivable from officer..
Translation adjustments.......                                                                                    (25)
Net income....................                                               1,000
                                     -----          ---   -----------  -------------          -----               ---
Balances, November 2, 1996....       6,908    $       7    $  88,767     $  (4,992)       $     (36)        $     (34)
                                     -----          ---   -----------  -------------          -----               ---
                                     -----          ---   -----------  -------------          -----               ---

                                   NOTE
                                RECEIVABLE
                                   FROM
                                  OFFICER      TOTAL
                                -----------  ---------

Balances, October 3, 1993.....   $      --   $  32,149
Sale of stock, net of issuance
  costs.......................                  38,940
Shares issued under stock
  plans.......................                   2,323
Warrant repurchase............                     (86)
Tax benefits - stock plans....                   2,106
Net income....................                   7,745
                                     -----   ---------
Balances, October 1, 1994.....          --      83,177
Shares issued under stock
  plans.......................                      39
Unrealized (loss) on
  investments.................                    (322)
Translation adjustments.......                       1
Net loss......................                  (1,890)
                                     -----   ---------
Balances, October 29, 1994....          --      81,005
Shares issued under stock
  plans.......................                   2,631
Unrealized gain on
  investments.................                     308
Translation adjustments.......                     (10)
Net loss......................                  (4,134)
                                     -----   ---------
Balances, October 28, 1995....          --      79,800
Shares issued under stock
  plans.......................                   2,412
Tax benefits - stock plans....                     547
Unrealized loss on
  investments.................                     (22)
Note receivable from officer..        (300)       (300)
Translation adjustments.......                     (25)
Net income....................                   1,000
                                     -----   ---------
Balances, November 2, 1996....   $    (300)  $  83,412
                                     -----   ---------
                                     -----   ---------

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED   YEAR ENDED   MONTH ENDED  YEAR ENDED
                                                                NOVEMBER 2,  OCTOBER 28,  OCTOBER 29,  OCTOBER 1,
                                                                   1996         1995         1994         1994
                                                                -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
Cash and equivalents beginning of period......................   $  10,633    $  10,836    $  16,625    $   7,000
                                                                -----------  -----------  -----------  -----------

Cash flows from operations:
  Net income (loss)...........................................       1,000       (4,134)      (1,890)       7,745
  Depreciation and amortization...............................       7,729        5,418          368        3,535
  Deferred taxes..............................................         679           --           --         (334)
  Trade receivables...........................................      (9,411)       2,416        2,495       (9,200)
  Inventories.................................................      (5,646)         419       (2,030)      (1,118)
  Other assets................................................      (1,392)        (702)          37         (258)
  Accounts payable............................................       2,786        1,365       (1,249)       2,010
  Other liabilities and accrued expenses......................        (682)         866         (484)       4,351
                                                                -----------  -----------  -----------  -----------
                                                                    (4,937)       5,648       (2,753)       6,731
                                                                -----------  -----------  -----------  -----------
Cash flows used for investing:
  Purchase of short-term investments..........................     (68,702)     (63,900)      (3,645)     (61,937)
  Proceeds from sale and maturities of short-term
    investments...............................................      84,354       65,127        1,059       31,776
  Purchase of property and equipment..........................     (10,615)      (7,967)        (459)      (7,189)
  Purchase of intangible assets...............................          --       (1,350)          --           --
  Note receivable from officer................................        (300)          --           --           --
                                                                -----------  -----------  -----------  -----------
                                                                     4,737       (8,090)      (3,045)     (37,350)
                                                                -----------  -----------  -----------  -----------
Cash flows from financing:
  Proceeds from sale of common stock, net of issuancecosts....       2,412        2,621           40       41,177
  Principal payments on capital leases and long-term
    obligations...............................................        (177)        (382)         (31)        (933)
                                                                -----------  -----------  -----------  -----------
                                                                     2,235        2,239            9       40,244
                                                                -----------  -----------  -----------  -----------
  Net change in cash and equivalents..........................       2,035         (203)      (5,789)       9,625
                                                                -----------  -----------  -----------  -----------
  Cash and equivalents, end of period.........................   $  12,668    $  10,633    $  10,836    $  16,625
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

SUPPLEMENTAL DATA
Interest (paid)...............................................   $     (37)   $     (89)   $     (10)   $    (209)
Income taxes (paid) refunded..................................   $     383    $    (235)   $      (5)   $  (1,224)
Investments fair value adjustment.............................   $     (22)   $     308    $    (322)   $      --

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS OPERATIONS

    Centigram Communications Corporation (the Company) designs, manufactures and markets wireless and wireline messaging communications systems that integrate voice, data and facsimile on the Company's communications server, and provide access to this multimedia information through a telephone or PC. The Company also licenses TruVoice, its patented text-to-speech software. In addition to these products, the Company offers installation, training, consulting, and post-contract support services to its customers. The principal geographic markets for the Company's products are North America, Australia, Latin America, the Far East and Europe. The Company sells primarily to distributors, Regional Bell Operating Companies, independent telephone companies, and other telecommunications service providers.

SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries after eliminating all significant intercompany accounts and transactions.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION Revenue from sales of the Company's products is recognized upon shipment to customers. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies and experience. The Company recognizes software license revenue in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition."

    WARRANTY The Company generally warrants its products for one year. A provision for estimated future warranty costs is recorded at the time of revenue recognition.

    RESEARCH AND DEVELOPMENT Research and Development expenses include costs of developing new products and processes as well as design and engineering costs. Such costs are charged to expense as incurred. Product customization costs incurred pursuant to customer orders and/or contracts are included in cost of sales. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

    NET INCOME (LOSS) PER SHARE The computation of net income (loss) per share in each year is based on the weighted average number of shares outstanding. Stock options are included as share equivalents using the treasury stock method when the effect would be to decrease net income per share.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS Cash equivalents consist of highly liquid investments with a maturity of three months or less and are carried at cost plus accrued interest which approximates fair value. Short-term investments have an initial maturity of greater than three months and are carried at fair value.

    INVENTORIES Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Depreciation expense includes amortization of assets under capital leases and leasehold improvements.

    INTANGIBLE ASSETS Intangible assets consist of patent license acquisition costs and goodwill and are stated at cost. Patent license costs are being amortized over ten years, the estimated useful lives of the patents. Goodwill is also being amortized over ten years and represents the excess of the acquisition cost over the fair value of the net assets of Speech Plus, Inc. acquired on March 29, 1990. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset is not fully recoverable, as determined, by the undiscounted cash flows of the acquired business or the related products over the remaining amortization period, the Company's carrying value is reduced to net realizable value. No such imparement charges have been incurred to date. Intangible amortization expense was approximately $375,000, $356,000, and $256,000, in fiscal 1996, 1995, and 1994, respectively.

    FOREIGN CURRENCY TRANSLATION The Company's international subsidiaries use their local currencies as their functional currencies. Assets and Liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded to a separate component of stockholders' equity.

    RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to the current year presentation.

    EMPLOYEE STOCK PLANS The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting For Stock Issued to Employees" (APB 25). In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" (FAS 123). FAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, FAS 123 is not expected to have a material impact on the Company's financial position or results of operations. Effective with the issuance of the Company's fiscal year 1997 financial statements, the Company will disclose proforma net income (loss) and net income
(loss) per share amounts as if FAS 123 were applied.

CHANGE IN FISCAL YEAR

    In the fourth quarter of fiscal 1995, the Company changed its fiscal year-end from the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Fiscal 1996 included 53 weeks and ended November 2, 1996. Fiscal 1995 and 1995 included 52 weeks and ended October 28, 1995 and October 1, 1994, respectively. The fiscal year transition period of October 2, 1994 to October 29, 1994 is separately reported. This change to the Company's fiscal year and fiscal quarters was made primarily to improve the Company's operational efficiencies. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

RISK AND UNCERTAINTIES

    RECEIVABLES FROM CUSTOMER During 1996, the Company recorded sales of approximately $5.1 million (5% of sales) to one customer. As of November 2, 1996 the Company had approximately $2.3 million due from this same customer which purchases its inventory exclusively from Centigram. Although this customer has in the past met all its obligations to the Company including making payments of approximately $6.0 million on account during 1996, it continues to carry a working capital deficit and net capital deficiency and is currently seeking external financing. Accordingly, the Company continues to closely evaluate the credit risk associated with its continuing business with this customer. Although the Company believes all amounts due from this customer will be collected, the inability of this customer to pay amounts due to the Company could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

    In October 1996 the Company entered into a letter of intent for the acquisition of this same customer. The proposed transaction will involve the Company issuing a certain number of shares of its common stock and assuming up to $11.5 million of the customer's debt in exchange for all the capital of the customer, and is intended to be accounted for as a pooling of interests. The exact terms of the transaction, which will be subject to regulatory approval and require the approval of both companies stockholders, will be determined upon signing of a definitive merger agreement.

    SUPPLIES/SOURCE OF SUPPLY The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, subassemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company generally uses standard parts and components for its products, certain of these parts and components are available only from sole source vendor or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.

    DIVERSIFICATION OF CREDIT RISKS AND OFF-BALANCE-SHEET RISKS The Company's investments and trade receivables subject the Company to certain credit risks. The Company maintains cash and investments in various financial instruments, and maintains policies establishing credit and concentration criteria for such assets and limiting the exposure to any one institution or guarantor. Cash equivalents and short-term investments at November 2, 1996 consisted primarily of U.S. government and agency bonds and corporate debt obligations. The Company sells primarily to distributors, Regional Bell Operating Companies, independent telephone companies, and other telecommunications service providers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. At November 2, 1996 five customers represented approximately 39% of the trade receivables.

    The Company occasionally enters into foreign exchange forward contracts to hedge certain balance sheet exposures. Gains and losses on the foreign exchange contracts are included in other income and expense, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items. The counterparties to such contracts are major financial institutions. The Company continuously monitors its foreign exchange contract positions and limits the amount of agreements and contracts it enters into with any one party. No foreign exchange contracts were entered into during fiscal 1996.

SHORT-TERM INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS

    Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investments as "available for sale" and recorded these investments at estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

    Investment income is recorded using an effective interest rate for each investment. This rate includes interest earned and an amortization of each investment's associated premium or discount over the term of the investment. Realized gains or losses, using the specific identification method, and declines in value judged to be other than temporary are also included in investment income.

    Available-for-sale securities at November 2, 1996 consisted of:

                                                                           GROSS          GROSS
                                                           AMORTIZED    UNREALIZED     UNREALIZED     ESTIMATED
                                                             COST          GAINS        (LOSSES)     FAIR VALUE
                                                          -----------  -------------  -------------  -----------
                                                                              (IN THOUSANDS)
U.S. government and agency obligations..................   $  13,224     $       6      $     (72)    $  13,158
Corporate debt securities...............................      10,222             4             (3)       10,223
Temporary cash investments..............................       4,976            29         --             5,005
Municipal securities....................................       1,022        --             --             1,022
                                                          -----------          ---            ---    -----------
                                                           $  29,444     $      39      $     (75)    $  29,408
                                                          -----------          ---            ---    -----------
                                                          -----------          ---            ---    -----------

    Available-for-sale securities at October 28, 1995 consisted of:

                                                                           GROSS          GROSS
                                                           AMORTIZED    UNREALIZED     UNREALIZED     ESTIMATED
                                                             COST          GAINS        (LOSSES)     FAIR VALUE
                                                          -----------  -------------  -------------  -----------
                                                                              (IN THOUSANDS)
State and municipal bonds...............................   $  45,096     $      57      $     (71)    $  45,082
                                                          -----------          ---            ---    -----------
                                                          -----------          ---            ---    -----------

    Contractual maturities of available-for-sale securities at November 2, 1996 are as follows:

                                                                                    AMORTIZED    ESTIMATED
                                                                                      COST      FAIR VALUE
                                                                                   -----------  -----------
                                                                                        (IN THOUSANDS)
Due in one year or less..........................................................   $  22,767    $  22,802
Due in one to three years........................................................       6,677        6,606
                                                                                   -----------  -----------
                                                                                    $  29,444    $  29,408
                                                                                   -----------  -----------
                                                                                   -----------  -----------

    The fair values of the Company's short-term investments are based on quoted market prices at November 2, 1996 and October 28, 1995.

BANK CREDIT LINES

    The Company has a $10,000,000 unsecured line of credit which expires May 1, 1997. Amounts borrowed bear interest at various rates as defined under the agreement, including the bank's reference rate (8.25% at November 2, 1996). The loan agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth and requires the banks' consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the line on November 2, 1996.

    The Company also has contracts with banks allowing it to enter into foreign currency spot and future exchange transactions in amounts not to exceed $15,000,000 outstanding at one time. A portion of these amounts, $5,000,000, expires May 1, 1997. At November 2, 1996, the Company had no outstanding foreign exchange contracts.

BALANCE SHEET COMPONENTS

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
INVENTORIES
Raw materials.............................................................................  $    4,603  $    2,516
Work-in-process...........................................................................       2,898       2,010
Finished goods............................................................................       3,966       1,295
                                                                                            ----------  ----------
                                                                                            $   11,467  $    5,821
                                                                                            ----------  ----------
                                                                                            ----------  ----------
PROPERTY AND EQUIPMENT
Equipment.................................................................................  $   30,810  $   21,364
Furniture and fixtures....................................................................       3,514       2,997
Leasehold improvements....................................................................       2,593       2,238
                                                                                            ----------  ----------
                                                                                                36,917      26,599
Less accumulated depreciation and amortization............................................     (21,668)    (14,586)
                                                                                            ----------  ----------
                                                                                            $   15,249  $   12,013
                                                                                            ----------  ----------
                                                                                            ----------  ----------
INTANGIBLE ASSETS
Goodwill..................................................................................  $    2,557  $    2,557
Patent licenses...........................................................................       1,350       1,350
Less accumulated amortization.............................................................      (1,903)     (1,528)
                                                                                            ----------  ----------
                                                                                            $    2,004  $    2,379
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses..........................................................................  $    3,680  $    3,679
Deferred income and rent..................................................................         519       1,740
Other liabilities.........................................................................       2,225       2,344
                                                                                            ----------  ----------
                                                                                            $    6,424  $    7,763
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENCIES

    LEASES The Company leases its facilities and certain equipment under noncancellable operating leases expiring through 2001 and beyond. Leases for the Company's three principal operating facilities require the Company to pay property taxes, insurance premiums and normal maintenance costs, and one such lease contains provisions for rental adjustments.

    In December 1996, the Company entered into a 12 year lease for approximately 225,000 square feet of office space in San Jose, California at a base monthly rent of approximately $285,000. This lease contains a provision for the monthly rent to be adjusted upwards based on changes in the Consumer Price Index and also requires the Company to pay property taxes, insurance premiums, and normal maintenance costs. In December 1996, the Company amended the lease of its principal San Jose office facility. The term of this lease was extended to September 2007 with fixed base rent adjustments in each year of the lease.

    Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of November 2, 1996, and as adjusted for the December 1996 commitments as noted above, are as follows:

                                                                                       CAPITAL     OPERATING
                                                                                       LEASES       LEASES
                                                                                     -----------  -----------
YEARS
1997...............................................................................   $     168    $   2,360
1998...............................................................................          80        4,563
1999...............................................................................      --            5,136
2000...............................................................................      --            5,201
2001 and beyond....................................................................      --           43,533
                                                                                          -----   -----------
Total minimum payments.............................................................   $     248    $  60,793
                                                                                          -----   -----------
                                                                                                  -----------
Less amount representing interest..................................................         (16)
                                                                                          -----
Present value of minimum lease payments............................................         232
                                                                                          -----
Less current portion...............................................................        (154)
                                                                                          -----
                                                                                      $      78
                                                                                          -----
                                                                                          -----

    Equipment acquired by the company under capital lease arrangements and related accumulated amortization are as follows:

                                                                                           1996       1995
                                                                                         ---------  ---------
                                                                                            (IN THOUSANDS)
Equipment, at cost.....................................................................  $     640  $     640
Less accumulated amortization..........................................................       (640)      (531)
                                                                                         ---------  ---------
                                                                                         $  --      $     109
                                                                                         ---------  ---------
                                                                                         ---------  ---------

    Rent expense totaled approximately $1,964,000, $1,475,000 and $1,405,000 for years 1996, 1995 and 1994, respectively.

    LETTERS OF CREDIT The Company frequently enters into purchase agreements with vendors whereby the Company guarantees payment with standby letters of credit. Also, letters of credit are provided as performance securities for certain sales contracts. Various standby letters of credit totaling $800,000 and $175,000 were outstanding as of November 2, 1996 and October 28, 1995, respectively.

    LITIGATION The Company from time to time has received letters from other parties, including competitors of the Company, that make allegations of patent infringement. Certain lawsuits have also arisen from time to time in the ordinary course of business. The Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

STOCKHOLDERS' EQUITY

    SHARES RESERVED The Company has reserved 1,494,000 and 131,000 common shares for the Company's Stock Option Plans and the Employee Stock Purchase Plan, respectively, at November 2, 1996.

    STOCKHOLDER RIGHTS PLAN The Company has adopted a Stockholder Rights Plan (the Rights Plan) which is intended to protect stockholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Company declared a dividend distribution of one Preferred Share Purchase Right (the Purchase Right) for each outstanding share of the Company's common stock held at the close of business on November 30, 1992.

    Each Purchase Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $115.00. The Purchase Rights separate from the common stock and become exercisable by the holders and are redeemable by the Company on various dates and in certain situations as defined in the Rights Plan. The Purchase Rights expire November 30, 2002.

    NOTE RECEIVABLE FROM OFFICER In April 1996, the Company loaned $300,000 to an officer of the corporation. The note is payable in full April 15, 2001, with interest thereon at the rate of 5.88% per annum, compounded annually. The note is presently secured by 20,428 common shares of the Company owned by the officer. The Board of Directors has approved an amendment to the note whereby a security interest in real property of such officer will replace the common shares as security for the note.

STOCK AND BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN The Company's 1991 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows eligible employees through payroll deduction to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period, or such other offering period as determined by the Board of Directors but at no time to exceed 27 months. Approximately 107,000 and 94,000 shares were issued under the Purchase Plan at average prices of $13.70 and $14.35 per share in 1996 and 1995, respectively.

    STOCK OPTION PLANS The Company has in effect two stock option plans: the Amended and Restated 1987 Incentive Stock Option Plan (the 1987 Plan) and the 1995 Nonstatutory Stock Option Plan (the 1995 Plan). The 1987 plan expires by its terms in December 1997. In addition, the Board of Directors of the Company has approved a third Stock Option Plan, the 1997 Stock Plan (the 1997 Plan), and will submit such Plan to the stockholders of the Company for approval at the Company's next Annual Meeting of Stockholders.

    The 1987 Plan and the 1997 Plan both have a ten year term and provide for the granting of incentive stock options and nonstatutory stock options to officers, directors, employees and consultants of the Company at prices ranging from 100% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Also, stock options are automatically granted to directors who are not employees of the Company. Options generally expire five or ten years after the date of grant. The vesting and exercise provisions of option grants are determined by the Board of Directors. Options to new employees generally vest at the rate of 25% of the shares subject to the option one year after the date of grant, and then ratably over the following 36 months, based on continued service to the Company. Options granted to current employees generally vest at the rate of 12.5% of the shares subject to the option six months after the date of grant and then ratably over the following 42 months, based on continued service to the Company. Options to outside directors generally vest in equal monthly amounts over a three-year or one-year period depending on the nature of the option. Unexercised options are canceled thirty days following termination of the optionee's service to the Company.

    The 1995 Plan has a ten year term and was approved by the Board of Directors on July 25, 1995. The 1995 plan provides for the granting of nonstatutory stock options to employees (excluding officers and directors) and consultants of the Company at the fair market value of the common stock on the date of the option grant. The vesting and exercise provisions of option grants are determined by the Board of Directors, and are generally similar to those provided under the 1987 Plan.

    A summary of stock option plan transactions follows:

                                                                                   MONTH ENDED OCTOBER
                                                1996                 1995               29, 1994               1994
                                         -------------------  -------------------  -------------------  -------------------
                                                               (IN THOUSANDS, EXCEPT PRICE PER SHARE)
Number of option shares
Granted................................             637                  895               --                      283
Exercised..............................            (123)                (207)                  (4)                (263)
Canceled...............................            (147)                (572)                  (2)                 (36)
Outstanding at end of year.............           1,331                  964                  848                  854

Option price per share
                                   $14.00 -
Granted.......................      $21.88      $12.63 -$21.50       $--        $11.75 -$41.50
Exercised.....................   3.20 - 19.00    2.04 - 19.00    1.20 - 16.75    1.20 - 16.75
Canceled......................   5.00 - 21.50    2.40 - 41.50    1.20 - 40.25    1.20 - 41.00
Outstanding at end of year....   5.00 - 40.25    3.20 - 40.25    2.04 - 41.50    1.20 - 41.50

    Options to purchase approximately 472,000 and 291,000 shares were exercisable at November 2, 1996, and October 28, 1995, respectively, at the per share price ranges noted above. At November 2, 1996, 157,000 shares remain available for granting under these plans.

    EMPLOYEE BENEFIT PLAN The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, all eligible employees may defer from 1% to 20% of their pre-tax compensation, but not more than statutory limits. The Company is allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Company contributions of $327,000 were made through November 2, 1996. The Company contributed $152,000 and $175,000 in 1996 and 1995, respectively. In December 1996 the Board of Directors approved a 401(k) matching program, not to exceed $500 per eligible employee.

OTHER INCOME AND EXPENSE, NET

    Other income and expense, net consists of:

                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Investment income..........................................................  $   2,321  $   2,287  $   1,797
Interest expense...........................................................        (76)      (108)      (227)
Other......................................................................        (14)      (561)        (7)
                                                                             ---------  ---------  ---------
                                                                             $   2,231  $   1,618  $   1,563
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

INCOME TAXES

    Income tax provisions have been determined in accordance with statement of Financial Accounting Standards No. 109--Accounting for Income Taxes ("FAS 109).

    The components of the provision for income taxes are as follows:

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
FEDERAL
Current.......................................................................  $    (901) $  --      $   2,465
Deferred......................................................................        901     --           (103)

STATE
Current.......................................................................     --         --            881
Deferred......................................................................     --         --           (231)

FOREIGN
Current.......................................................................         53         56     --
                                                                                ---------        ---  ---------
                                                                                       53         56     --
                                                                                ---------        ---  ---------
                                                                                $      53  $      56  $   3,012
                                                                                ---------        ---  ---------
                                                                                ---------        ---  ---------

    The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under the Company's stock option plans and employee stock purchase plan reduced taxes currently payable as shown above by $547,000, $0 and $2,106,000, in 1996, 1995 and 1994,
respectively. Such benefits are credited to additional paid-in capital when realized.

    The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                                              1996         1995         1994
                                                                           -----------  -----------  -----------
Income tax (benefit) computed at federal statutory rate..................       34.0%       (34.0%)       34.0%
State taxes, net of federal benefit......................................      --           --             3.2
Foreign taxes............................................................        5.0          1.4        --
Goodwill amortization....................................................        8.3          2.1           .8
Benefit of tax net operating loss........................................      --           --            (3.3)
Adjustment to valuation allowance........................................      (27.3)       --            (3.3)
Tax-exempt interest income...............................................      (16.1)       (19.0)        (5.0)
Temporary differences and tax net operating losses for which no current
 benefit is recognized...................................................      --            49.5        --
Other individually immaterial items......................................        1.1          1.4          1.6
                                                                               -----        -----          ---
Effective tax rate.......................................................        5.0%         1.4%        28.0%
                                                                               -----        -----          ---
                                                                               -----        -----          ---

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                                                      1996       1995
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Difference in accounting periods..................................................  $  (2,854) $  --

DEFERRED TAX ASSETS
Net operating loss carryforwards..................................................      2,576      3,302
Tax credit carryforwards..........................................................      2,622        797
Fixed assets......................................................................        986        456
Allowance for doubtful accounts...................................................        839        654
Other accruals and reserves not currently deductible for tax purposes.............      1,897      1,488
Inventory valuation accounts......................................................      2,272      1,417
Difference in accounting periods..................................................     --            186
Other.............................................................................         41        210
                                                                                    ---------  ---------
                                                                                       11,233      8,510
Valuation allowance...............................................................     (6,356)    (5,586)
                                                                                    ---------  ---------
                                                                                        4,877      2,924
                                                                                    ---------  ---------
Total deferred taxes..............................................................  $   2,023  $   2,924
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The change in the valuation allowance was a net increase of $770,000 and $3,468,000 and a net decrease of $1,013,000 for 1996, 1995, and 1994, respectively. Approximately $655,000 of the valuation allowance is related to stock options which will be credited to additional paid-in capital when realized.

    As of November 2, 1996, the Company has federal tax net operating loss carryforwards of approximately $6,000,000 which will expire in 1998 through 2002, if not utilized. Also available at November 2, 1996 are tax credit carryforwards for federal and state income tax purposes of approximately $2,200,000 and $650,000 respectively, which will expire in the years 2002 through 2011, if not utilized. Utilization of approximately $4,000,000 of the federal net operating loss carryforwards and the deduction equivalent of approximately $118,000 of tax credit carryforwards are limited to less than $1,000,000 per year, due to the application of the change in ownership provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in a single industry segment: the design, manufacture and marketing of systems and software for communications applications including voice messaging, facsimile storage and forwarding and interactive voice response.

    No customer represented more than 10% of net revenue in 1996. Sprint Corporation (Sprint) accounted for approximately 12% of net revenue in 1995 and Fujitsu Business Communications Systems (Fujitsu) and Sprint accounted for approximately 13% and 11% of net revenue, respectively, in 1994.

    Export revenue consist of sales from the Company's U.S. operating company to non-affiliated customers by geographic area after adjustments to include such export sales based on the location of the customer:

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Latin America..........................................................  $   9,800  $   2,900  $   2,800
Australia..............................................................      9,000      4,000      3,600
Canada.................................................................      5,900      3,600      2,500
Europe.................................................................      5,600      2,700      1,900
Far East...............................................................      1,500      2,700      1,500
                                                                         ---------  ---------  ---------
                                                                         $  31,800  $  15,900  $  12,300
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

SUBSEQUENT EVENT

    In December 1996, the Board of Directors approved an increase in shares reserved for issuance under the Company's stock option plans and the Employee Stock Purchase plan of 277,000 and 100,000, respectively, and in January 1997 approved the 1997 Plan which has 375,000 shares reserved for issuance. The increase in the shares for the Employee Stock Purchase Plan and the adoption of the 1997 Plan are subject to stockholders' approval.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net revenue...........................................................  $  24,013  $  24,533  $  26,500  $  29,278
Gross margin (1)......................................................     14,502     13,583     15,714     18,009
Research and development..............................................      4,574      4,961      5,114      5,505
Operating income (loss)...............................................         42     (1,861)       100        541
Net income (loss).....................................................        507     (1,311)       710      1,094
Net income (loss) per share (2).......................................  $     .07  $    (.19) $     .10  $     .16

Shares used in per share calculations.................................      6,980      6,806      6,958      6,954

1995
Net revenue...........................................................  $  14,916  $  16,450  $  17,570  $  20,438
Gross margin (1)......................................................      9,561     10,286     10,034     12,691
Research and development..............................................      3,509      3,508      3,814      3,967
Operating income (loss)...............................................     (1,368)      (859)    (2,152)    (1,317)
Net income (loss).....................................................       (770)      (320)    (1,683)    (1,361)
Net income (loss) per share (2).......................................  $    (.12) $    (.05) $    (.26) $    (.21)

Shares used in per share calculations.................................      6,485      6,530      6,590      6,636

------------------------

(1) In the fourth quarter of 1996, the Company reclassified certain customer training and support costs from selling, general, and administrative expense to cost of goods sold to more properly reflect their current and anticipated future direct correlation to product and service revenues. All 1996 and 1995 quarterly financial data have been reclassified for consistent presentation.

(2) Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
CENTIGRAM COMMUNICATIONS CORPORATION

    We have audited the accompanying consolidated balance sheets of Centigram Communications Corporation as of November 2, 1996 and October 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended November 2, 1996, the one-month period ended October 29, 1994, and the year ended October 1, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centigram Communications Corporation at November 2, 1996 and October 28, 1995, and the consolidated results of its operations and its cash flows for the two years in the period ended November 2, 1996, the one-month period ended October 29, 1994, and the year ended October 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
November 26, 1996
except for the second paragraph of
"Commitments and Contingencies" and
the note "Subsequent Event"
as to which date is
December 20, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE
        REGISTRANT

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on March 24, 1997, under the headings "Proposal No. 1" and "Management".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 24, 1997, under the heading "Executive Officer Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 24, 1997, under the heading "Security Ownership of Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 24, 1997, under the heading "Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF CENTIGRAM COMMUNICATIONS CORPORATION ARE INCLUDED IN ITEM 8:

                                                                                                      PAGE
                                                                                                      -----
FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS:
Report of Independent Auditors                                                                             33
Consolidated Balance Sheets--November 2, 1996 and October 28, 1995                                         18
Consolidated Statement of Operations--Years ended November 2, 1996 and October 28, 1995,
 one-month ended October 29, 1994, and year ended October 1, 1994                                          19
Consolidated Statements of Stockholder's Equity--Years ended November 2, 1996 and October 28,
 1995, one-month ended October 29, 1994, and year ended October 1, 1994                                    20
Consolidated Statements of Cash Flows--Years ended November 2, 1996 and October 28, 1995,
 one-month ended October 29, 1994, and year ended October 1, 1994                                          21
Notes to Consolidated Financial Statements--November 2, 1996 (except quarterly financial data)             22

SUPPLEMENTARY FINANCIAL DATA NOT COVERED BY REPORT OF INDEPENDENT AUDITORS:
Quarterly Financial Data in Notes to Consolidated Financial Statements                                     32

(A) 2.  FINANCIAL STATEMENT SCHEDULES:

The following financial schedules of the Registrant for the years ended
November 2, 1996 and October 28, 1995, the one-month period ended October 29,
1994, and the year ended October 1, 1994 are filed as part of this report.

SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS:
Schedule II--Valuation and Qualifying Accounts                                         S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

(C) EXHIBITS

    (The Company will furnish to any stockholders who so request a copy of this Annual Report on Form 10-K, as amended, including a copy of any Exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.)

  EXHIBIT
  NUMBER                                               EXHIBIT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Second Restated Certificate of Incorporation of Registrant.(1)
       3.2   Bylaws of Registrant.(1)
       4.1   Preferred Shares Rights Agreement dated as of October 20, 1992 by and between Registrant and The First
             National Bank of Boston.(2)
       4.2   Amendment to Preferred Shares Rights Agreement dated April 26, 1994.(4)
      10.1   Amended and Restated 1987 Incentive Stock Option Plan.(4)
      10.2   Amended and Restated 1991 Employee Stock Purchase Plan.(4)

  EXHIBIT
  NUMBER                                               EXHIBIT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.3   Settlement Agreement and Cross-License between the Company and VMX, Inc. dated June 29, 1990.(1)+
      10.4   Standard Triple Net Industrial Lease between the Company and Pactel Properties dated May 30, 1990.(1)
      10.7   Form of Change of Control Agreement.(1)
      10.8   Employment Agreement dated February 22, 1985 by and between Registrant and George H. Sollman, as amended.(1)
     10.11   Credit Agreement dated as of March 28, 1994 by and between the Registrant and Silicon Valley Bank.(4)
     10.12   Industrial Lease Agreement dated June 7, 1993 between the Company and Aetna Life Insurance Company.(3)
     10.13   Loan Modification Agreement entered into as of April 21, 1995 between the Registrant and Silicon Valley
             Bank.(5)
     10.14   Loan Modification Agreement entered into as of September 12, 1995 between the Registrant and Silicon
             Valley Bank.(5)
     10.15   1995 Nonstatutory Stock Option Plan.(5)
     10.16   Amendment to Triple Net Industrial Lease Between the Company and Bryan/Cilker Properties (successor in interest to Pactel Properties) dated December 23, 1996
     10.17   1997 Stock Plan
     10.18   Promissory Note dated April 15, 1996 between the Company and George H. Sollman.
     10.19   Standard Triple Net Industrial Lease between the Company and Sobrato Interests III dated December 20,
             1996.
     10.20   Standard Triple Net Industrial Lease between the Company and Sobrato Interests III dated December 20,
             1996.
      11.1   Statement of Computation of Earnings Per Share.
      21.1   List of Subsidiaries of Registrant.
      23.1   Consent of Independent Auditors.
      27.1   Financial Data Schedules.

------------------------

(1) Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on October 10, 1991 (Registration No. 33-42039).

(2) Incorporated by reference to the Form 8-A Registration Statement as filed with the Securities and Exchange Commission on November 3, 1992.

(3) Incorporated by reference to Annual Report on Form 10-K for fiscal 1993.

(4) Incorporated by reference to Annual Report on Form 10-K for fiscal 1994.

(5) Incorporated by reference to Annual Report on Form 10-K for fiscal 1995.

+   Confidential treatment granted as to certain portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTIGRAM COMMUNICATIONS CORPORATION

Date: January 23, 1997          By:            /s/ GEORGE H. SOLLMAN
                                     -----------------------------------------
                                                 George H. Sollman
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George H. Sollman and Dennis P. Wolf, jointly and severally his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
    /s/ GEORGE H. SOLLMAN         Officer, Director
 ----------------------------     (Principal Executive       January 23, 1997
      George H. Sollman           Officer)

      /s/ DENNIS P. WOLF
 ----------------------------   Senior Vice President and    January 23, 1997
        Dennis P. Wolf            Chief Financial Officer

    /s/ THOMAS E. BRUNTON       Vice President and
 ----------------------------     Controller (Principal      January 23, 1997
      Thomas E. Brunton           Accounting Officer)

      /s/ JAMES H. BOYLE
 ----------------------------   Director                     January 23, 1997
        James H. Boyle

     /s/ JAMES F. GIBBONS
 ----------------------------   Director                     January 23, 1997
       James F. Gibbons

    /s/ J. MICHAEL JARVIS
 ----------------------------   Director                     January 23, 1997
      J. Michael Jarvis

      /s/ DEAN O. MORTON
 ----------------------------   Director                     January 23, 1997
        Dean O. Morton

                      CENTIGRAM COMMUNICATIONS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS       ADDITIONS
                                                    BALANCE AT    CHARGED TO      CHARGED TO                       BALANCE
                                                     BEGINNING     COSTS AND    OTHER ACCOUNTS                    AT END OF
DESCRIPTION                                          OF PERIOD     EXPENSES           (2)        DEDUCTIONS (1)    PERIOD
--------------------------------------------------  -----------  -------------  ---------------  ---------------  ---------
Year ended November 2, 1996
  Allowance for doubtful accounts.................   $     841     $     330       $      --        $     216     $     955
  Product return reserve..........................       1,100            --              --               --         1,100

Year ended October 28, 1995
  Allowance for doubtful accounts.................   $   1,380     $      --       $      --        $     539     $     841
  Product return reserve..........................         825            --             275               --         1,100

Month ended October 29, 1994
  Allowance for doubtful accounts.................   $   1,383     $       5       $      --        $       8     $   1,380
  Product return reserve..........................         750            --              75               --           825

Year ended October 1, 1994
  Allowance for doubtful accounts.................   $   1,250     $     165       $      --        $      32     $   1,383
  Product return reserve..........................         500            --             250               --           750

------------------------

(1) Writeoffs of uncollectible accounts, net of recoveries.

(2) The product return reserve is charged to revenue.