Form 10-Q
period 1997-02-01
CENTIGRAM COMMUNICATIONS CORP
filed 1997-03-14
CIK 877908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                   for the quarterly period ended February 1, 1997

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

The number of outstanding shares of the Registrant's Common Stock as of February 28, 1997 was 6,994,000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Centigram Communications Corporation
Consolidated Balance Sheets

                                                            February 1,    November 2,
(In thousands, except share and per share data)                1997           1996
--------------------------------------------------------   -----------     ----------
                                                           (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                $    14,256    $    12,668
 Short-term investments                                        27,040         29,408
 Trade receivables, net                                        28,817         27,741
 Inventories                                                   11,484         11,467
 Deferred tax assets                                            1,424          1,424
 Other current assets                                           3,170          3,108
                                                            -----------    -----------
   Total current assets                                        86,191         85,816
Property and equipment, net                                    15,033         15,249
Intangible assets, net                                          2,204          2,004
Deposits and other assets                                         935            940
                                                            -----------    -----------
                                                          $   104,363    $   104,009
                                                            -----------    -----------
                                                            -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $     8,338    $     9,739
 Accrued compensation                                           3,744          4,202
 Accrued expenses and other liabilities                         7,033          6,424
 Current portion of capital lease obligations                     157            154
                                                            -----------    -----------
   Total current liabilities                                   19,272         20,519
Capital lease obligations                                          38             78
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 authorized;
   none outstanding
 Common stock, $.001 par value, 25,000,000 authorized;
   6,993,000 and 6,908,000 outstanding                              7              7
 Additional paid-in capital                                    89,745         88,767
 Accumulated deficit                                           (4,312)        (4,992)
 Unrealized loss on investments                                   (42)           (36)
 Cumulative translation adjustments                               (45)           (34)
 Note receivable from officer                                    (300)          (300)
                                                            -----------    -----------
   Total stockholders' equity                                  85,053         83,412
                                                            -----------    -----------
                                                          $   104,363    $   104,009
                                                            -----------    -----------
                                                            -----------    -----------

 See accompanying notes


Centigram Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts-unaudited)

                                                    Quarter Ended
                                            February 1,      January 27,
                                               1997             1996
                                          -------------     -------------
Net revenue                                $    27,913       $    24,013
Cost and expenses:
 Costs of goods sold                            11,343             9,511
 Research and development                        5,693             4,574
 Selling, general and administrative            10,618             9,886
                                           -------------     -------------
                                                27,654            23,971
                                           -------------     -------------
Operating income                                   259                42
Other income and expense, net                      497               521
                                           -------------     -------------
Income before income taxes                         756               563
Provision for income taxes                          76                56
                                           -------------     -------------
Net income                                 $       680       $       507
                                           -------------     -------------
                                           -------------     -------------
Net income  per share                      $      0.10       $       .07
                                           -------------     -------------
                                           -------------     -------------

Common and common equivalent shares
 used in computing per share amounts             6,986             6,980
                                           -------------     -------------
                                           -------------     -------------




 See accompanying notes

Centigram Communications Corporation
Consolidated Statements of Cash Flows
(In thousands - unaudited)

                                                   Quarter Ended
                                            February 1,       January 27,
                                               1997              1996
                                            -------------     -------------
Cash and equivalents, beginning of period   $    12,668       $    10,633
                                            -------------     -------------
Cash flows from operations:
 Net income                                         680               507
 Depreciation and amortization                    1,987             1,641
 Trade receivables                               (1,076)           (6,402)
 Inventories                                        (17)           (2,334)
 Other assets                                       (57)             (543)
 Accounts payable                                (1,401)            2,239
 Accrued expenses and other liabilities             151            (1,969)
                                            -------------     -------------
                                                    267            (6,861)
                                            -------------     -------------
Cash flows from investing:
 Purchase of short-term investments             (15,793)          (27,845)
 Proceeds from sales and maturities of
   short-term investments                        18,155            55,979
 Purchase of property and equipment              (1,982)           (1,690)
                                            -------------     -------------
                                                    380            26,444
                                            -------------     -------------
Cash flows from financing:
 Proceeds from sale of common stock,
   net of issuance costs                            978             1,014
 Principal payments on capital leases               (37)              (69)
                                            -------------     -------------
                                                    941               945
                                            -------------     -------------
Net change in cash and equivalents                1,588            20,528
                                            -------------     -------------
Cash and equivalents, end of period         $    14,256       $    31,161
                                            -------------     -------------
                                            -------------     -------------

 See accompanying notes

Centigram Communications Corporation
Notes to Consolidated Financial Statements
(unaudited)


BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

The results of operations for the quarter ended February 1, 1997 may not necessarily be indicative of the results for the fiscal year ending November 1, 1997 or any future period.

INVENTORIES

Inventories consisted of (in thousands):

                                  February 1,         November 2,
                                     1997                1996
                                 -------------       -------------
         Raw materials          $     4,945         $     4,603
         Work-in-process              2,966               2,898
         Finished goods               3,573               3,966
                                 -------------       -------------
                                $    11,484         $    11,467
                                 -------------       -------------
                                 -------------       -------------

TERMINATION OF ACQUISITION DISCUSSIONS

In October 1996 the Company entered into a letter of intent for the acquisition of Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The proposed transaction involved the Company issuing a certain number of shares of its common stock and assuming up to $11.5 million of debt in exchange for all of the equity interest of Voice-Tel. In February, the Company terminated all acquisition discussions with Voice-Tel, consequently, expenses of approximately $600,000 which have been previously deferred will be charged to operations during the quarter ended May 3, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centigram Communications Corporation

    The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rate, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's last filed Form 10-K, specifically,
Item 7 under "Certain Trends and Uncertainties," in Item 1 hereof under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development".


RESULTS OF OPERATIONS

    Net revenue for the first quarter of fiscal 1997 ended February 1, 1997 was 16% higher than net revenue for the corresponding quarter of fiscal 1996 and 5% lower than net revenue for the fourth quarter of 1996. The increase in net revenue from the first quarter of 1996 reflects higher sales in all major product segments, including higher sales of both large system and small system products. Sales to export customers increased 44% year over year, increasing from 37% of net revenue in the first quarter of fiscal 1996 to 46% in the first quarter of fiscal 1997. Sales to domestic customers were unchanged in comparing each first fiscal quarter. This increase in exports sales resulted primarily from large sales in the first quarter to customers in Central and South America. Customer premise equipment (CPE) sales increased in the first quarter of 1997 over the prior year first quarter while sales to service provider customers decreased 8% because of large sales in the first quarter of fiscal 1996 to an Australian customer. The decrease in net revenue from the fourth quarter of fiscal 1996 reflects lower sales of system upgrade and expansion products and lower sales of customer service spares parts partially offset by higher sales of large system products. Sales to export customers in the first quarter increased 50% from the fourth quarter of fiscal 1996 with increased sales to Europe and the Far East while domestic sales declined 28% during the same comparison periods because of reduced orders from service provider customers and CPE customers.

    There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate and the Company believes that the growth rates of certain market segments have declined from prior levels. There is also no assurance that the Company will be able to increase or maintain its market share in future periods. See "Certain Trends and Uncertainties".

    Gross margin was 59.4%, 60.4% and 61.5% of net revenue in the first quarter of fiscal 1997, the first quarter of 1996, and the fourth quarter of 1996, respectively. The Company experienced a reduction in its gross margin from the first quarter of last year due to a change in the overall mix of products sold. In its recently completed quarter, the Company sold a higher proportion of the Company's small system products (which typically carry lower margins) than the Company has historically experienced. In addition margins were reduced because the Company experienced a lower proportion of sales from system upgrade and expansion products offset somewhat by an improved proportion of sales of large system products which carry higher margins. The lower gross margin in the first quarter of 1997 as compared to the fourth quarter of 1996 reflects reduced sales and gross margins on the Company's system upgrade and expansion products as well as higher customer support inventory provisions and higher freight costs, which was partially offset by a higher percentage of the Company's sales from its large systems products as well as lower warranty costs. See "Certain Trends and Uncertainties."

    Research and development (R&D) expenses increased 24% in the first quarter of fiscal 1997 as compared to the corresponding quarter of 1996 and were 3% above the R&D expenses for the fourth quarter of fiscal 1996. These increases in R&D expenses reflect general expansion of the Company's engineering and product development programs including increased staffing and depreciation expenses. R&D expenses represented 20%, 19%, and 19% of net revenue, respectively, in the first quarter of 1997, the first quarter of 1996, and the fourth quarter of 1996. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase, notwithstanding the level of sales realized in future quarters.

    Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1997 were 7% above SG&A expenses in the first quarter of 1996 and 11% below such expenses in the fourth quarter of fiscal 1996. The first quarter over first quarter increase in SG&A expenses reflects increased sales expenses and expansion of the Company's customer support programs, including increases in salaries, facilities costs, depreciation, and travel, offset in part by lower commission expenses. The first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 reflects primarily lower commission expenses, offset somewhat by higher salaries and facilities expenses. SG&A expenses represented 38%, 41%, and 41% of net revenue, respectively, in the first quarter of 1997, the first quarter of 1996, and the fourth quarter of fiscal 1996. The Company believes that continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.

    The Company's effective tax rate was 10% for the first quarter of fiscal 1997 and 1996 primarily because of the anticipated tax benefit from the realization of tax net operating loss carryforwards, for which a valuation allowance had previously been established. Realization of such net operating loss carryforwards is subject to the Company achieving profitability in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments at February 1, 1997 were $41.3 million, decreasing $.8 million from the November 2, 1996 balance of $42.1 million.

    Net cash generated from operating activities was $.3 million during the first quarter of fiscal 1997. Trade receivables at the end of first fiscal quarter increased $1.1 million from the November 2, 1996 year end balance primarily due to extended payment terms granted to selected service provider customers, and delays in receiving final payments from certain international customers where such payments are due upon formal customer acceptance of the product. Days sales outstanding (computed using quarterly revenues) were 94 days in the first quarter of fiscal 1997 as compared to 86 days at end of fiscal 1996. This increase in days sales outstanding was primarily due to the factors noted above and a larger percentage of shipments to international service provider customers which typically have longer payment terms. Inventory levels at February 1, 1997 were unchanged from the end of fiscal 1997. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

    During the first fiscal quarter ended February 1, 1997, the Company purchased approximately $2.0 million in capital expenditures. These expenditures consisted primarily of computer equipment and engineering lab equipment. The Company currently expects to spend approximately $9.0 million for capital equipment during fiscal 1997. The Company may finance a portion of these expenditures through leasing arrangements. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit and lease credit arrangements, will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1997.

    The Company's principal sources of liquidity as of February 1, 1997 consisted of $41.3 million of cash and cash equivalents and short-term investments and $10.0 million available under the Company's bank line of credit (which expires May 1, 1997). The Company expects to renew this bank line in the near term. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the bank line as of February 1, 1997.

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

    A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 31%, 52% and 35% of the Company's net revenue in the first quarter of fiscal 1997, the first quarter of fiscal 1996, and all of fiscal 1996, respectively, although the Company's five largest customers were not the same in the three periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

    Approximately 46% of the Company's sales in the first fiscal quarter ended February 1, 1997 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations.

    The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in its international service provider markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that its sales mix will continue to fluctuate in future periods.

    The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect the Company's financial position, operating results and cash flows.

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




PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.1 Statement of Computation of Net Income Per Share.
              27.1 Financial Data Schedule.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended February 1, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CENTIGRAM COMMUNICATIONS CORPORATION
                                               (Registrant)




Date:  March 14, 1997               By: /s/ George H. Sollman
                                       ----------------------------------
                                    George H. Sollman
                                    President and Chief Executive Officer



Date:  March 14, 1997               By: /s/ Dennis P. Wolf
                                       ----------------------------------
                                    Dennis P. Wolf
                                    Sr. Vice President and
                                    Chief Financial Officer