Form 10-Q
period 1997-05-03
CENTIGRAM COMMUNICATIONS CORP
filed 1997-06-16
CIK 877908

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  for the quarterly period ended May 3, 1997

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

                                 Yes  X     No
                                     ----      ----

The number of outstanding shares of the Registrant's Common Stock as of May 30, 1997 was 7,074,000.

-------------------------------------------------------------------------
-------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Centigram Communications Corporation
Consolidated Balance Sheets

                                                          May 3,       November 2,
(In thousands, except share and per share data)            1997           1996
-----------------------------------------------        -----------     -----------
                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $  10,327      $  12,668
    Short-term investments                                 30,183         29,408
    Trade receivables, net                                 25,283         27,741
    Inventories                                            11,067         11,467
    Deferred tax assets                                     1,424          1,424
    Other current assets                                    1,823          3,108
        Total current assets                               80,107         85,816
Property and equipment, net                                14,894         15,249
Intangible assets, net                                      2,529          2,004
Deposits and other assets                                   1,023            940
                                                        ---------      ---------
                                                        $  98,553      $ 104,009
                                                        ---------      ---------
                                                        ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  8,177       $  9,739
    Accrued compensation                                    3,026          4,202
    Accrued expenses and other liabilities                  8,541          6,424
    Current portion of capital lease obligations              151            154
                                                        ---------      ---------
        Total current liabilities                          19,895         20,519
Capital lease obligations                                       5             78
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
        authorized; none outstanding
    Common stock, $.001 par value, 25,000,000
        authorized; 6,996,000 and 6,908,000
        outstanding                                             7              7
    Additional paid-in capital                             89,772         88,767
    Accumulated deficit                                   (10,616)        (4,992)
    Unrealized loss on investments                           (123)           (36)
    Cumulative translation adjustments                        (87)           (34)
    Note receivable from officer                             (300)          (300)
                                                        ---------      ---------
        Total stockholders' equity                         78,653         83,412
                                                        ---------      ---------
                                                        $  98,553      $ 104,009
                                                        ---------      ---------
                                                        ---------      ---------

    See accompanying notes.

Centigram Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts - unaudited)

                                                              Quarter Ended                Six Months Ended
                                                          May 3,       April 27,        May 3,       April 27,
                                                           1997           1996           1997           1996
                                                        ---------      ---------      ---------      ---------
Net revenue                                             $  24,899      $  24,533      $  52,812      $  48,546
Cost and expenses:
    Costs of goods sold                                    10,839         10,950         22,182         20,461
    Research and development                                5,451          4,961         11,144          9,535
    Selling, general and administrative                    11,917         10,483         22,535         20,369
    Other expenses                                          3,563           -             3,563            -
                                                        ---------      ---------      ---------      ---------
                                                           31,770         26,394         59,424         50,365
                                                        ---------      ---------      ---------      ---------

Operating loss                                             (6,871)        (1,861)        (6,612)        (1,819)
Other income and expense, net                                 567            550          1,064          1,071
                                                        ---------      ---------      ---------      ---------
Loss before income taxes                                   (6,304)        (1,311)        (5,548)          (748)
Provision for income taxes                                   -              -                76             56
                                                        ---------      ---------      ---------      ---------

Net loss                                                $  (6,304)     $  (1,311)     $  (5,624)     $    (804)
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Net loss per share                                      $    (.90)     $    (.19)     $    (.81)     $    (.12)
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Common and common equivalent shares
  used in computing per share amounts                       6,994          6,806          6,977          6,767
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

    See accompanying notes.

Centigram  Communications  Corporation
Consolidated  Statements  of  Cash  Flows
(In thousands - unaudited)


                                                             Six Months Ended
                                                          May 3,        April 27,
                                                           1997           1996
                                                        ---------      ----------
Cash and equivalents, beginning of period               $  12,668      $  10,633
                                                        ---------      ----------
Cash flows from operations:
    Net loss                                               (5,624)          (804)
    Depreciation and amortization                           4,635          3,464
    Trade receivables                                       2,358         (5,801)
    Inventories                                               400         (2,831)
    Other assets                                            1,302           (741)
    Accounts payable                                       (1,562)         2,466
    Accrued expenses and other liabilities                    941           (864)
                                                        ---------      ----------
                                                            2,450         (5,111)
                                                        ---------      ----------

Cash flows from investing:
    Purchase of short-term investments                    (44,040)       (54,529)
    Proceeds from sales and maturities of
        short-term investments                             43,178         73,625
    Purchase of property and equipment                     (4,145)        (4,846)
    Purchase of other assets                                 (713)             -
                                                        ---------      ----------
                                                           (5,720)        14,250

Cash flows from financing:
    Proceeds from sale of common stock                      1,005          1,353
    Note receivable from officer                               -            (300)
    Principal payments on capital leases                      (76)          (104)
                                                        ---------      ----------
                                                              929            949
                                                        ---------      ----------
Net change in cash and equivalents                         (2,341)        10,088
                                                        ---------      ----------
Cash and equivalents, end of period                     $  10,327      $  20,721
                                                        ---------      ----------
                                                        ---------      ----------

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

The results of operations for the quarter and six months ended May 3, 1997 may not necessarily be indicative of the results for the fiscal year ending November 1, 1997 or any future period.

INVENTORIES
Inventories consisted of (in thousands):


                                               May 3,        November 2,
                                                1997            1996
                                              --------       -----------
           Raw materials                      $  4,972        $  4,603
           Work-in-process                       3,330           2,898
           Finished goods                        2,765           3,966
                                              --------       -----------
                                              $ 11,067        $ 11,467
                                              --------       -----------
                                              --------       -----------

OTHER EXPENSES
During the second quarter ended May 3, 1997 the Company recorded other operating expenses of approximately $3,563,000, consisting of $2,352,000 in restructuring charges and $1,211,000 in direct expenses associated with the proposed acquisition of Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges noted above represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president.

FASB STATEMENT NO. 128, EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 is not expected to change the Company's calculation of loss per share for the second quarter and six months ended May 3, 1997 and April 27, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centigram Communications Corporation

     The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram Communications Corporation ("Centigram" or the "Company") that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rate, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Certain Trends and Uncertainties".


RESULTS OF OPERATIONS
     Net revenue for the second quarter of fiscal 1997 ended May 3, 1997 was 1% higher than net revenue for the corresponding quarter of fiscal 1996 and 11% lower than the first quarter of fiscal 1997. The increase in net revenue from the second quarter of 1996 reflects higher sales of system upgrade and expansion products and greater sales of the Company's MobileManager product, offset by a slight decrease in the Company's small system products. The decrease in the net revenue from the first quarter of 1997 reflects lower sales of the company's large systems and lower sales of system upgrade and expansion products, offset in part by increased sales of the Company's MobileManager product and smaller systems products. Sales to international customers were 55% of revenues for the second quarter as compared to 23% in the similar period of 1996. Increased large system orders from Latin America and Australia contributed to this increase in international business. Customer Premise Equipment (CPE) sales decreased 16% in the second quarter as compared to the prior year second quarter due to delays in orders from several North American customers. Sales to Service Provider customers increased in the second quarter over the similar prior year period because of strong international sales as noted above.

     Net revenue for the first six months of 1997 was 9% higher than net revenue for the comparable 1996 period. This increase is attributable to greater sales of large system products and general sales increases in all product categories. Sales to international customers were 50% of revenue in the first six months of 1997 as compared to 30% in the same period of 1996 because of increased sales to Latin America and Australia and lower sales to North America. During the first six months of fiscal 1997 and 1996 the distribution of sales to Customer Premise Equipment (CPE) and Service Provider
(SP) customers was approximately the same.

     There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its domestic or international market share in the future or to achieve historical growth rates. See "Certain Trends and Uncertainties".

     Gross margin was 56.5%, 55.4% and 59.4% of net revenue in the second quarter of fiscal 1997, the second quarter of 1996, and the first quarter of 1997, respectively. Gross margins increased in the second quarter over the prior year's second quarter because of lower retrofit costs, reduced inventory obsolescence provisions as the Company completed its transition to the Series 6 product operating system, and increased margins on system expansions, offset by increased service expenses. The lower gross margin in the second quarter as compared to the first quarter of fiscal 1997 reflects lower sales of large systems and system expansions products which typically carry higher than average margins. This reduction in margins was partially offset by lower inventory provisions and freight expenses.

     Gross margin for the first six months of fiscal 1997 was 58.0% of net revenue as compared to 57.9% for the first six months of fiscal 1996. This comparison reflects offsetting effects of reduced margins on system expansion sales and services offset by a favorable margin impact of lower retrofit expenses and freight costs. See "Certain Trends and Uncertainties."

     Research and development (R&D) expenses increased 10% in the second quarter of fiscal 1997 as compared to the corresponding quarter of 1996 and were 4% below the R&D expenses for the first quarter of fiscal 1997. The increase in R&D expenses reflects general expansion of the Company's engineering and product development programs including increased staffing and depreciation expenses. The reduction in the second quarter spending levels as compared to the first quarter reflects primarily expense control actions taken during the second quarter to reduce travel and outside services. R&D expenses represented 22%, 20%, and 20% of net revenue in the second quarter of 1997, the second quarter of 1996, and the first quarter of 1997, respectively.

     Research and development expenses increased 17% in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 and represented 21% and 20% of net revenues for each respective period. This increase in R&D expense resulted from higher employee costs including salaries and benefits resulting from increased headcount, increased costs of outside consultants and services, and increased facilities expenses. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore these expenses are expected to be maintained at the current levels or to increase moderately, notwithstanding the level of sales realized in future quarters. Accordingly, while the Company expects to control expenses where possible in forthcoming quarters, its R&D expenses may continue to increase.

     Selling, general and administrative (SG&A) and other expenses increased 48% in the second quarter of fiscal 1997 as compared to the corresponding quarter of 1996 and were 46% above the first quarter of fiscal 1997. These increases in expenses resulted primarily from charges taken in the second quarter of approximately $3.6 million which represented $2.4 million in restructuring charges and $1.2 million in expenses associated with the proposed acquisition of Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel") which was terminated in the second quarter of fiscal 1997. In addition, SG&A expenses increased approximately $1.4 million in the second quarter of fiscal 1997 over the same quarter of fiscal 1996 and were 12% over those incurred in the first fiscal quarter of 1997. These increases consisted primarily of increased compensation, travel, and outside services in sales and marketing. SG&A and other expenses represented 62%, 43%, and 38% of net revenue in the second quarter of 1997, the second quarter of 1996, and the first quarter of fiscal 1997, respectively.

     Selling, general and administrative (SG&A) and other expenses for the first six months of fiscal 1997 were up 28% over the prior year six month period and represented 49% and 42% of net revenues for the respective periods. This increase in expenses reflects the same reasons as noted in the previous paragraph, namely, the impact of the other operating expense charges taken in the second quarter and the increases in the sales and marketing expenses. The Company believes continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position. The Company expects to continue to invest in SG&A. Therefore, SG&A expenses are expected to be maintained at the current levels or to increase moderately, after deducting the unusual second quarter other operating expense charges.

      The Company did not record an income tax benefit at the domestic statutory tax rate for the second quarter and first six months of fiscal 1997 and 1996. Realization of the deferred tax benefits of the tax net operating loss carryforwards resulting from the loss incurred are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the loss incurred. The tax provision recorded for the first six months of fiscal 1997 and 1996 relates to anticipated current foreign taxes payable.


LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents and short-term investments at May 3, 1997 were $40.5 million, decreasing $0.8 million from the February 1, 1997 balance of $41.3 million and decreasing $1.6 million from the year end balance of $42.1 million.

     For the first six months ended May 3, 1997 the net cash generated from operating activities was $2.5 million. Trade receivables at the end of the second fiscal quarter decreased $2.4 million from the year end balances primarily due to reduced revenues in the second quarter as compared to the last quarter in fiscal 1996. Days sales outstanding (computed using quarterly revenues) were 91 days in the second quarter as compared to 86 days at end of fiscal 1996. This increase in days sales outstanding was primarily due to a larger percentage of quarterly shipments occurring in the last month of the second quarter as compared to the last month in the prior fiscal year. Inventory levels at May 3, 1997 were $0.4 million lower than the year end balance. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

     During the first six months ended May 3, 1997, the Company made approximately $4.9 million in capital expenditures. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $9.0 million for capital equipment during fiscal 1997. On April 15, 1997 the Company's Board of Directors authorized a stock repurchase program whereby up to 1 million shares of its Common Stock may be repurchased in the open market from time-to-time. The

Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit and lease credit arrangements, will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least through fiscal 1997.

     The Company's principal sources of liquidity as of May 3, 1997 consisted of $40.5 million of cash and cash equivalents and short-term investments and $20.0 million available under the Company's bank line of credit which expires April 29, 1998. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the bank line as of May 3, 1997.


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

     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 40%, 39% and 35% of the Company's net revenue in the second quarter of fiscal 1997, the second quarter of fiscal 1996, and fiscal 1997 to date, respectively, although the Company's five largest customers were not the same in these three periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     Approximately 55% of the Company's sales in the second fiscal quarter ended May 3, 1997 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations.

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

     The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new products and features depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect the Company's financial position, operating results and cash flows.

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









PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Annual Meeting of Stockholders of the Company was held on March 24, 1997 (the "Annual Meeting"), at which there were 6,978,000 shares of common stock issued and outstanding and entitled to vote. The vote of holders of record of shares of the Company's common stock outstanding at the close of business on January 24, 1997 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) The following persons were elected Class II directors at the Annual Meeting to serve three-year terms expiring in 2000:

                                                  VOTE
                                  --------------------------------------
                                     For         Against       Abstain
                                  ---------     ---------    -----------

Dean O. Morton                    6,246,159         0          354,405
David S. Lee                      6,248,721         0          351,843

The other directors of the Company whose terms continue are James H. Boyle, George H. Sollman, James F. Gibbons, and J. Michael Jarvis.

          (c) At the Annual Meeting, stockholders approved the following matters by the vote indicated:

                                                  VOTE
                                  --------------------------------------
                                     For         Against       Abstain
                                  ---------     ---------    -----------
Approval of the adoption of the
Centigram 1997 Stock Plan         1,952,008     1,319,590       47,143

Approval of an amendment of the
Centigram 1991 Employee Stock
Purchase Plan to increase the
number of shares of Common
Stock reserved for issuance
thereunder from 575,000 shares
to 675,000 shares.                2,385,690     1,155,361       25,840

Ratification of appointment of
Ernst & Young LLP independent
auditors for Fiscal 1997          6,522,566        51,053       26,945

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          11.1 Statement of Computation of Net Loss Per Share.
          27.1 Financial Data Schedule.

      (b) Reports on Form 8-K
          There were no reports filed on Form 8-K during the quarter ended May 3, 1997.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTIGRAM COMMUNICATIONS CORPORATION
                                         (Registrant)




Date:  June 16, 1997         By: /s/ Dennis P. Wolf
                                 --------------------------------------
                                   Dennis P. Wolf
                                   Sr. Vice President and
                                   Chief Financial Officer