Form 10-Q
period 1997-08-02
CENTIGRAM COMMUNICATIONS CORP
filed 1997-09-10
CIK 877908

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                    for the quarterly period ended August 2, 1997

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

The number of outstanding shares of the Registrant's Common Stock as of August 29, 1997 was 7,109,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Centigram Communications Corporation
Consolidated Balance Sheets


                                                       August 2,    November 2,
(In thousands, except share and per share data)           1997         1996
- ---------------------------------------------------   -----------   -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $  21,324    $  12,668
    Short-term investments                                25,403       29,408
    Trade receivables, net                                24,928       27,741
    Inventories                                            9,923       11,467
    Deferred tax assets                                    1,424        1,424
    Other current assets                                   2,437        3,108
                                                       ---------    ---------
        Total current assets                              85,439       85,816
Property and equipment, net                               14,206       15,249
Intangible assets, net                                     1,945        2,004
Deposits and other assets                                  1,008          940
                                                       ---------    ---------
                                                       $ 102,598    $ 104,009
                                                       ---------    ---------
                                                       ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  8,881     $  9,739
    Accrued compensation                                   4,123        4,202
    Accrued expenses and other liabilities                 9,264        6,424
    Current portion of capital lease obligations             118          154
                                                       ---------    ---------
        Total current liabilities                         22,386       20,519
Capital lease obligations                                      -           78
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
      authorized; none outstanding
    Common stock, $.001 par value, 25,000,000
      authorized; 7,108,000 and 6,908,000
      outstanding                                              7            7
    Treasury stock, at cost; 243,000 shares               (2,958)           -
    Additional paid-in capital                            90,758       88,767
    Accumulated deficit                                   (7,467)      (4,992)
    Unrealized loss on investments                           (23)         (36)
    Cumulative translation adjustments                      (105)         (34)
    Note receivable from officer                               -         (300)
                                                       ---------    ---------
        Total stockholders' equity                        80,212       83,412
                                                       ---------    ---------
                                                       $ 102,598    $ 104,009
                                                       ---------    ---------
                                                       ---------    ---------

    See accompanying notes.

Centigram Communications Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts - unaudited)

                                                   Quarter Ended              Nine  Months Ended
                                             August 2,       July 27,      August 2,       July 27,
                                               1997           1996           1997            1996
                                             ---------      ---------      ---------      ---------
Net revenue                                  $  27,010      $  26,500      $  79,822      $  75,046
Cost and expenses:
    Costs of goods sold                         11,549         10,786         33,731         31,247
    Research and development                     4,959          5,114         16,103         14,649
    Selling, general and administrative         11,640         10,500         34,175         30,869
    Other expenses                                   -              -          3,563              -
                                             ---------      ---------      ---------      ---------
                                                28,148         26,400         87,572         76,765
                                             ---------      ---------      ---------      ---------

Operating income (loss)                         (1,138)           100         (7,750)        (1,719)
Other income, net                                4,437            610          5,501          1,681
                                             ---------      ---------      ---------      ---------
Income (loss) before income taxes                3,299            710         (2,249)           (38)
Provision for income taxes                         150              -            226             56
                                             ---------      ---------      ---------      ---------

Net income (loss)                            $   3,149      $     710      $  (2,475)     $     (94)
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Net income (loss) per share                  $     .45      $     .10      $    (.36)     $    (.01)
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------
Common and common equivalent
shares used in computing per share
amounts                                          7,019          6,958          6,963          6,800
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

    See accompanying notes.

Centigram Communications Corporation
Consolidated Statements of Cash Flows
(In thousands - unaudited)

                                                          Nine Months Ended
                                                       August 2,      July 27,
                                                          1997          1996
                                                       ---------     ---------
Cash and equivalents, beginning of period              $  12,668     $  10,633
                                                       ---------     ---------

Cash flows from operations:
    Net loss                                              (2,475)          (94)
    Gain on sale of business                              (3,598)            -
    Depreciation and amortization                          6,943         5,500
    Trade receivables                                      2,713        (8,955)
    Inventories                                            1,544        (4,415)
    Other assets                                             703          (704)
    Accounts payable                                        (858)        1,411
    Accrued expenses and other liabilities                 2,435        (1,357)
                                                       ---------     ---------
                                                           7,407        (8,614)
                                                       ---------     ---------

Cash flows from investing:
    Purchase of short-term investments                  (101,043)      (62,134)
    Proceeds from sales and maturities of
      short-term investments                             110,061        75,650
    Purchase of property and equipment                    (5,783)       (7,501)
    Purchase of other assets                                (905)            -
                                                       ---------     ---------
                                                           2,330         6,015
                                                       ---------     ---------

Cash flows from financing:
    Proceeds from sale of common stock                     1,991         2,158
    Note receivable from officer                               -          (300)
    Principal payments on capital leases                    (114)         (140)
    Acquisition of treasury stock                         (2,958)            -
                                                       ---------     ---------
                                                          (1,081)        1,718
                                                       ---------     ---------
Net change in cash and equivalents                         8,656          (881)
                                                       ---------     ---------
Cash and equivalents, end of period                    $  21,324     $   9,752
                                                       ---------     ---------
                                                       ---------     ---------

    See accompanying notes.

Centigram Communications Corporation
Notes to Consolidated Financial Statements
(unaudited)

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996. The results of operations for the quarter and nine months ended August 2, 1997 may not necessarily be indicative of the results for the fiscal year ending November 1, 1997 or any future period.

INVENTORIES
Inventories consisted of (in thousands):

                                          August 2,    November 2,
                                            1997           1996
                                          ---------    -----------
Raw materials                             $  3,643     $   4,603
Work-in-process                              3,260         2,898
Finished goods                               3,020         3,966
                                          --------     ---------
                                          $  9,923     $  11,467
                                          --------     ---------
                                          --------     ---------

OTHER EXPENSES
During the second quarter ended May 3, 1997 the Company recorded other operating expenses of approximately $3.6 million, consisting of $2.4 million in restructuring charges and $1.2 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges noted above represent termination benefits for approximately 35 employees from all functions of the Company and costs associated with the resignation of the Company's president.

OTHER INCOME, NET
On June 29, 1997, the Company sold it's Text-to-Speech business to Learnout & Hauspie Speech Products ("L&H") for $5.0 million in L&H common stock. The Company recorded a pre-tax gain, computed as the difference between the fair market value of the shares received at closing and the net carrying value of related Text-to-Speech tangible and intangible assets, of approximately $3.6 million during the third quarter and subsequently sold this L&H stock for an additional gain of approximately $.3 million.

FASB STATEMENT NO. 128, EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 is not expected to change the Company's calculations of income (loss) per share for the third quarter and nine months ended August 2, 1997 and July 27, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram Communications Corporation ("Centigram" or the "Company") that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's investments in receivables and inventories, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Certain Trends and Uncertainties".

    Centigram designs, manufactures and markets wireless and wireline messaging and communication systems that integrate voice, data and facsimile on the Company's communications server and provide access to this multimedia information through a telephone or a PC. Centigram's applications all operate on a common hardware and software platform based on industry-standard hardware and software which is the Company's implementation of its modular expandable system architecture. Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.

    The Company's systems are based on industry-standard computer hardware and operating system software. This enables the Company to bring additional product features and applications to market more quickly, to utilize low-cost, commonly available components and to capitalize on third party technological developments. Centigram's systems can be integrated with central office, mobile switch and paging terminal systems as well as with most telephone PBX systems. Such systems are used for switching telephone calls in a variety of customer premises equipment (CPE) and service provider environments. The Company's products can also connect with a broad range of host and local area network
(LAN) - based computer systems, including systems based on widely-used mainframes and minicomputers and personal computers in LANs. In addition, Centigram systems located at different sites can be linked together in a digital network.

RESULTS OF OPERATIONS
    Net revenue for the third quarter of fiscal 1997 was $27.0 million which was 2% higher than net revenue for the corresponding quarter of fiscal 1996 and 8% higher than the second quarter of fiscal 1997. The increase in net revenue from the third quarter of 1996 reflects higher sales of large systems and MobileManager products offset in part by lower sales of upgrade and expansion products and small systems. The increase in revenue from the second quarter of 1997 generally reflects greater sales of large system products. Sales to international customers were 47% of revenues for the third quarter as compared to 33% in the similar period of 1996. Increased large system orders from Latin America and Asia contributed to this increase in the international business. Sales to Service Provider customers increased in the third quarter over the similar prior year period because of increased sales to certain international customers as noted above. CPE sales decreased 23% in the third quarter as compared to the prior year third quarter due to reduced orders from the Company's distributors.
This reduction in orders resulted from a general softness in this CPE business sector and to a lessor extent increased competition from PC based systems providers whose products compete with the Company's small system products.

    Net revenue for the first nine months of fiscal 1997 was $79.8 million which was 6% higher than net revenue for the comparable 1996 period. This increase in revenue is attributable to higher sales of large system products to Service Provider customers offset in part by lower sales of systems and upgrade products and small system sales. Sales to international customers were 49% of revenues for the nine months of fiscal 1997 as compared to 31% for the similar period of fiscal 1996 due to increased large system orders from Latin America and Asia. CPE sales decreased 2% for the first nine months of fiscal 1997 as compared to the prior year nine month period due to reduced orders from the Company's distributors as noted above.

    There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates. See "Certain Trends and Uncertainties."

    Gross margin was 57.2%, 59.3%, and 56.5% of net revenue in the third quarter of fiscal 1997, the third quarter of 1996, and the second quarter of 1997, respectively. The 2.1% decrease in gross margin from the prior year's third quarter reflects reduced sales of and lower margins in the Company's upgrade and expansion products partially offset by a favorable mix of increased sales of large system products and lower provisions for product retrofit obligations and inventory obsolescence. The slightly higher gross margin in the third quarter of 1997 as compared to the second quarter of 1997 reflects greater sales of large system products in the third quarter as a percentage of sales and lower warranty costs during the third quarter.

    For the first nine months of fiscal 1997 the gross margin was 57.7% of net revenue as compared to 58.4% for the first nine months of fiscal 1996. This .7% decrease in gross margins reflects the same factors as noted above in the comparison of the third quarter of fiscal 1997 to the third quarter of fiscal 1996. See "Certain Trends and Uncertainties."

    Research and development (R&D) expenses decreased 3% in the third quarter of fiscal 1997 as compared to the corresponding quarter of 1996 and were 9% below the R&D expenses for the second quarter of fiscal 1997. These reductions in R&D expenses reflect savings resulting from lower R&D staffing levels offset in part by higher travel and supplies costs. R&D expenses represented 18%, 19%, and 22% of net revenue in the third quarter of 1997, the third quarter of 1996, and the second quarter of 1997, respectively.

    For the first nine months of fiscal 1997 R&D spending was up 10% over the comparable period in fiscal 1996 and represented 20% of net revenues for both periods. These increases reflect higher payroll expenses resulting from higher staffing levels and increased travel and supplies expenses. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should increase in future periods, notwithstanding the level of sales realized in future quarters. Accordingly, while the Company expects to control expenses where possible in forthcoming quarters, its R&D expenses may increase.

    Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1997 were 11% above the SG&A expenses for the third quarter of fiscal 1996. These increases reflect primarily increased sales and marketing expenses, including increases in salaries and commissions. SG&A expenses for the third quarter of fiscal 1997 were down 2% or $.3 million from the second quarter of fiscal 1997. SG&A expenses represented 43%, 40%, and 48% of net revenue, respectively, in the third quarter of 1997, the third quarter of 1996, and the second quarter of fiscal 1997.

    SG&A expenses for the first nine months of fiscal 1997 were up 11% over the prior year and represented 43% and 41% of net revenues for 1997 and 1996, respectively. This increase reflects primarily increases in the sales and marketing expenses. The Company believes continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.

    Other expenses were $3.6 million and zero for the first nine months of fiscal 1997 and 1996, respectively. These operating expenses consisted of $2.4 million in restructuring charges and $1.2 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges represented termination benefits for approximately 35 employees from all functions of the Company and costs associated with the resignation of the Company's president.

    The Company recorded a provision for income taxes for the third quarter and first nine months of fiscal 1997 for anticipated foreign income tax liabilities. No income tax benefit has been recorded for the losses incurred in the first nine months of fiscal 1997 and 1996, respectively, because realization of the deferred tax assets arising as a result of the losses sustained are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES
    Cash and cash equivalents and short-term investments at August 2, 1997 were $46.7 million, increasing $6.2 million from the second quarter balance of $40.5 million and increasing $4.6 million from the year end balance of $42.1 million.

    For the first nine months ended August 2, 1997 the net cash generated from operating activities was $7.4 million. Trade receivables at the end of the third fiscal quarter decreased $2.7 million from the year end balance primarily due to reduced revenues in the third quarter as compared to the last quarter in fiscal 1996. Days sales outstanding (computed using quarterly revenues) were 83 days in the third quarter as compared to 85 days at end of fiscal 1996. This decrease in days sales outstanding was primarily due to improved collections from domestic customers including the collection of outstanding overdue balances. Inventory levels at August 2, 1997 were $1.5 million lower than the year end balance due to improved management of the Company's inventory stocking levels and reduced purchases. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

    During the first nine months ended August 2, 1997, the Company made capital expenditures of approximately $5.7 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $8.0 million for capital equipment during fiscal 1997. On April 15, 1997 the Company's Board of Directors authorized a stock repurchase program whereby up to 1 million shares of its Common Stock may be repurchased in the open market from time-to-time. During the third quarter the Company purchased under this repurchase program 243,000 shares at a cost of $3.0 million. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit and lease credit arrangements, will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least through fiscal 1997.

    The Company's principal sources of liquidity as of August 2, 1997 consisted of $46.7 million of cash and cash equivalents and short-term investments and $20.0 million available under the Company's bank line of credit which expires April 29, 1998. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the bank line as of August 2, 1997.

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

    A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 34% and 27% for the third quarter and nine months of fiscal 1997 and 36% and 37% for the similar periods in fiscal 1996, although the five largest customers were not the same in these periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

    Approximately 47% of the Company's sales in the third fiscal quarter ended August 2, 1997 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations.

    The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in its international service provider markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that its sales mix will continue to fluctuate in future periods. In addition, the market for the Company's products has recently experienced and may continue to experience significant consolidation as certain of the Company's competitors have acquired other of the Company's competitors. Many of the Company's competitors possess greater financial and other resources than the Company and there can be no assurance that the Company will compete successfully in the future.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         11.1 Statement of Computation of Net Income (Loss) Per Share.
         27.1 Financial Data Schedule.

    (b)  Reports on Form 8-K
         There were no reports filed on Form 8-K during the quarter ended August 2, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CENTIGRAM COMMUNICATIONS CORPORATION
                                       (Registrant)




Date: September 10, 1997                    By: /s/ Dennis P. Wolf
                                            ------------------------------
                                            Dennis P. Wolf
                                            Sr. Vice President and
                                            Chief Financial Officer