Form 10-K
period 1997-11-01
CENTIGRAM COMMUNICATIONS CORP
filed 1998-01-23
CIK 877908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended NOVEMBER 1, 1997 or

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
                     executive offices)            (Zip Code)

Registrant's telephone number, including area code: (408) 944-0250


Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF CLASS                           NAME OF EXCHANGE
-----------------------------------  -----------------------------------------
Common Stock, $0.001 par value           NASDAQ/National Market System

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _____    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ/NMS for January 2, 1998) was $76,000,000. Shares of the Registrant's Common Stock, par value $0.001 per share, ("Common Stock") held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in calculating the aggregate market value of voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock, as of January 2, 1998 was 7,171,000.

================================================================================

ITEM 1.  BUSINESS

        The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram Communications Corporation ("Centigram" or the "Company") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 1 under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development," as well as in Item 7 hereof under "Certain Trends and Uncertainties" and elsewhere in this report. This report includes certain trademarks of Centigram and other companies and remain the property of their respective holders.

OVERVIEW

        Centigram designs, manufactures and markets messaging and communications systems that integrate voice, data and facsimile on the Company's communications server, and provides access to this multi-media information through a telephone or PC. Centigram products allow users to play, answer and forward voice and fax messages from any touch-tone telephone or PC anywhere in the world. Users can also add comments to any message and print fax documents at any fax machine. Centigram's applications operate on an open platform based on industry-standard hardware and software. Centigram's system architecture enables a user to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.
        Centigram's "Series 6" platform, which was introduced in the first quarter of fiscal 1996 was architected to extend across the Company's entire product line. Series 6 was designed to offer significantly expanded capacity, improved fault tolerance and greater use of industry-standard hardware and software than the Company's prior platform. Incorporated into the Series 6 are the Multi-Vendor Industry Protocol (MVIP) Bus, digital signal processor (DSP) technology, Intel Pentium processors, high-density interface cards, and international signaling protocols. Significant changes in hardware are required to upgrade from earlier generations of the Company's products to Series 6. These hardware changes include line cards, and, for the Company's larger configurations, new hardware processors, which provide greater robustness and fault tolerance.
        The Company's systems are based on industry-standard computer hardware and operating system software. This enables the Company to bring additional product features and applications to market more quickly, to utilize low-cost, commonly available components and to capitalize on third party technological developments. Centigram's systems can be integrated with central office systems, most telephone PBX systems and mobile switch and paging terminal systems. Such systems are used for switching telephone calls in a variety of service provider and customer premises equipment
(CPE) environments. The Company's products can also connect with a broad range of host and local area network (LAN)-based computer systems, including systems based on widely-used mainframes and minicomputers and personal computers in LANs. In addition, Centigram systems located at different sites can be linked together in a digital network.
        Centigram's distribution strategy is to provide broad, effective market coverage through the Company's direct sales force and its distributors. The Company sells its complete line of systems to corporate and institutional end users through a broad network of distributors and original equipment manufacturers (OEMs). The Company also sells its systems in North America directly to regional Bell operating companies (RBOCs), wireless operators and to large independent telephone companies and service providers around the world. In addition, the Company sells to service provider customers through arrangements with Motorola, Inc., Siemens, and Lucent Technologies. Service providers in turn employ Centigram systems to provide services to corporate, institutional and individual end users.
       In recent periods the Company has increased its international sales and marketing efforts, particularly for international service providers. Export sales were 44%, 30%, and 23% of net revenue in fiscal 1997, 1996, and 1995, respectively.
        Since 1984, Centigram has been providing innovative, integrated messaging systems to the CPE and service provider marketplaces, and is becoming a leader in developing voice messaging and communications products. Today, close to 15,000 Centigram systems are installed with nearly 2,000 delivering revenue enhancing services to telephone companies, cellular providers, paging companies, and service bureaus.

BACKGROUND

        The technologies which form the foundation for the Company's products-voice messaging, facsimile communications, e-mail-originally emerged as independent technologies and have historically been offered by different groups of vendors as stand-alone products with little, if any, ability to integrate the disparate products. These technologies can generally be described as follows:

VOICE MESSAGING enables users to store, send and receive information, or to access information from automated voice messaging systems, via the telephone. Voice messaging applications include automated attendant for inbound call routing, audio text and voice mail.

FACSIMILE technology permits communication of text and graphics over the public telephone network using hard copy input and output. This enables applications such as fax mail, fax broadcast and fax publishing.

CALL MANAGEMENT allows users to program the features of a switching system to facilitate call placement, call screening and call completion.

        Recognition of the benefits of simple, integrated access to these communications technologies from any location continues to grow. The Company provides users the ability to access these technologies in an integrated environment using either the telephone or the PC as a communications workstation. Increasingly, mobile communication devices can be used to access and process these multi-media messages. Using Centigram's systems, customers can leverage Internet capabilities to provide increased accessibility to messaging services.

PRODUCTS AND PRODUCT FEATURES

        The Company's applications operate on a common software platform, which is Centigram's implementation of its Modular Expandable System Architecture ("MESA"). The MESA architecture allows the Company's systems generally to be upgraded in continual, cost-effective increments from the Company's smallest to its largest system configurations. In contrast, systems offered by the Company's principal competitors, due to their architectural constraints, more often require customers to purchase a new system in order to upgrade features or capacity. Significant changes in hardware are, however, required to upgrade from the Company's Series 5 and earlier generations of the products to the Company's Series 6 product line. These hardware changes include line cards, and for the Company's larger configurations, new hardware platforms which provide greater robustness and fault tolerance. The Company provides financial incentives to those customers desiring such upgrades, as well as software programs to assist in the transfer of data, including recorded speech.
        Centigram's systems are available in configurations ranging from four ports, supporting 50-100 users in small installations, to multiple 240 ports clusters (depending on application configuration), supporting large headquarters and telecommunications service provider applications of up to one million users depending on the application. The Company sells its systems at prices ranging from below $10,000 to more than several hundred thousand dollars, depending on system configuration.
        The Company's MESA architecture uses a distributed processing approach that links separate modules together into a single system. The Company's Series 6 users can expand systems to provide more ports and hours of message storage by adding line cards and opening up partitions in the disk drive. Additional system modules are added and linked as existing modules are fully used. This approach provides a low-cost entry-level product that can be expanded without replacing existing equipment. In addition, the Company offers connectivity between systems through MESA-Net, a digital networking option that can link up to 1,500 Centigram systems anywhere in the world. MESA-Net provides end-to-end digital networking, which preserves the clarity of voice and fax messages and reduces transmission time and cost. MESA-Net provides two networking options. Low-traffic sites can use MESA-Net Async over modem connections. High traffic sites can use MESA-Net TCP/IP over high-speed Ethernet networks. MESA-Net
II, introduced with the Series 6, enables messaging across wide area networks at Ethernet speeds using industry-standard TCP/IP protocols. The Company's products also support the Audio Messaging Interchange
Specification (AMIS) analog networking protocol, providing interoperability with disparate voice messaging servers from other vendors. In addition, Centigram has continued to play a leadership role in its participation in the joint development of the voice profile for Internet mail (VPIM) protocol for transferring messages between disparate voice messaging servers. VPIM is being designed to enable the exchange of voice, fax or compound voice and fax messages between Centigram Series 6 communications servers and other vendors' voice messaging systems.
        Series 6 is based on standard hardware and software technology, such as MVIP, QNX (a multi-tasking, real-time operating system for Intel microprocessor-based computers) and the SCSI computer peripherals bus. The Company believes that its architecture and platform are unique in the industry, although it has not applied for patent protection (See "Patents, Trade Secrets, and Licenses"). The Company believes this system architecture offers competitive advantages to the Company. In the event that competitors were to successfully implement a similar system architecture, it could have a material adverse effect on the Company's competitive position.
        The Company's Continuous System Operation Software (CSO) is designed to increase the reliability of Centigram's systems by providing a software-based measure of fault tolerance in the Company's systems. Under CSO, the Company's operating system control is distributed across multiple modules within a system. If one module ceases to function, the balance of the operating system activity is shifted to the other modules and the systems continue to function. In addition, each of the Company's Series 6 configurations can store messages redundantly, thereby providing protection against system or disk drive failures. The Company believes that system reliability is a particularly important purchasing criterion for service providers and large CPE customers.

    The Company's family of products include:

        VoiceMemo
        Centigram's VoiceMemo application provides voice messaging and call processing capabilities for customers in both CPE and service provider markets. Centigram's systems can be integrated with most central office, mobile switch and paging terminal systems as well as with most telephone PBX systems, including PBXs manufactured by Mitel Corporation, NEC Corporation, Fujitsu Ltd., Northern Telecom, Hitachi Ltd., and Siemens Business Communications Systems. VoiceMemo provides a full range of features that have been designed to improve customer service, increase operating flexibility and employee productivity, and reduce communications costs. System services include:

TELEPHONE ANSWERING. Telephone answering automatically answers a busy or unanswered telephone and records a voice message.

VOICE MESSAGING. Voice messaging enables users to store, forward and send voice messages to other users on the system, within the network, or on a telephone not associated with a voicemail box.

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

CALLAGENT. CallAgent is a software application that allows system users to control the manner in which their telephone is answered and directed.

        FaxMemo
Centigram's FaxMemo application enables a user to have facsimile communications delivered to voice mailboxes rather than directly to a facsimile machine. FaxMemo features include:

FAX MAIL. Using FaxMemo, users can receive facsimile messages in their personal mailboxes with arrival notification, privacy and control. The user can route the facsimile message to any machine at any time, or distribute the facsimile to other users on the system or within the network. Centigram's system permits forwarding of facsimile messages from one person to another, addition of voice comments and forwarding of facsimile messages to a facsimile machine or mailbox at a pre-arranged time.

FAX BROADCASTING AND PUBLISHING. FaxMemo supports facsimile publishing and broadcast capabilities. Fax publishing makes frequently required documents such as sales literature, price lists, technical documentation and reports available to any person who has a telephone and fax machine. Fax broadcasting automatically distributes a facsimile message to a large distribution list.

GUARANTEED FAX. Guaranteed Fax stores facsimile messages for a recipient when the message cannot be delivered to the recipient's facsimile machine at the time of its initial transmission because the machine is otherwise occupied. The facsimile message is automatically delivered to the recipient's facsimile machine when it becomes available.

        OneView
        Centigram's OneView products allow users integrated access to multi-media messaging from their personal computers and, with OneView Remote, even while away from their offices. Connected through a LAN or in a dial-up mode on a personal computer operating under Microsoftr WindowsTM, OneView gives users point and click access to their voice, fax and compound voice and fax messages by listing them in a single In-Box window. In fiscal 1997, Centigram expanded OneView's remote capabilities to include a remote mode which allows users to work "off-line". OneView Remote users can create, play, answer and forward voice and fax messages from their personal computers from remote locations by accessing their messaging system, downloading their messages to their local hard disk, answering messages off-line, and reconnecting to the messaging system to deliver the messages.

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

PREPAID AND DEBIT CARD SERVICES. Prepaid and Debit Card Services allow carriers to offer creative, revenue-generating network services that are purchased in advance by subscribers whose account balances are debited as calls are made in real time.

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

        Text-to-Speech
        In the third quarter of fiscal 1997 the Company sold its text-to-speech (TTS) software, TruVoice, and related business to Lernout & Hauspie Speech Products N.V. ("L&H") headquartered in Belgium. In connection with this transaction, L&H has agreed to license to Centigram L&H's automatic speech recognition, text-to-speech and speech coding technologies (including TruVoice) on mutually acceptable terms and at their current market prices, subject to royalty discounts of up to $1,000,000.

SALES AND DISTRIBUTION

        The market for the Company's systems has generally been divided into two segments; the CPE market and the telecommunications services provider market. The CPE market includes corporations, government agencies, universities, professional service firms and other institutional end users that purchase systems for installation directly on their premises.
Providers of telecommunications services, such as large telephone companies and independent service providers, including RBOCs, independent telephone companies, cellular providers and voice mail and paging service bureaus, use Centigram systems to deliver voice, and fax processing capabilities to third party customers on a subscription basis.
        In order to achieve broad market coverage, Centigram has developed two distinct sales channels focused on separate segments of the voice processing industry. The Company uses a broad network of distributors and OEMs to sell into the CPE market, including Ameritech, BellSouth, Fujitsu, GTE Customer Networks, Mitel Corporation, NEC Business Communications Systems, Voice Plus and WilTel Communication Systems. Consultants are also a source of referrals and provide access to requests for proposals in the CPE market. The Company sells its systems directly to RBOCs, such as Bell Atlantic and BellSouth and to large independent telephone companies such as Sprint; to wireless service providers such as BellSouth Mobility (BMI), Sonofon GSM, Optus Communications Pty Limited, Paging Network Inc. (PageNet); and to service bureaus such as Premiere Technologies. The
Company also sells to service provider customers through an OEM arrangement with Motorola, Inc. These large telecommunications service providers typically require a sustained, intense direct selling effort and continual, comprehensive customer support.
        No customer represented more than 10% of net revenue in fiscal 1997 or 1996. Sprint accounted for approximately 12% of net revenue in fiscal 1995. The Company's top five customers collectively accounted for approximately 28%, 35% and 42% of the Company's net revenue during fiscal 1997, 1996 and 1995, respectively.
        Centigram believes that a high level of product support is essential to its success. The Company provides system documentation and training to distributors and to direct end-user customers. The training provided by the Company includes courses in technical software, installation and maintenance, and customer support. Centigram also maintains a support center 24 hours a day to assist with customer and distributor inquiries and offers on-site assistance through its field operations. Remote Technical Assistance Centers (TACs) in the United Kingdom, Hong Kong and Sydney, Australia provide local, on-call service and support. To expand its level of service to its customers in 1997, the Company continued its "Market Leadership Program" to deliver a comprehensive, fully integrated program designed to increase and expand service providers' revenue streams, maximize resources to reduce costs, and create market leadership in customer service. The program focuses on key areas of a service launch, including operations, market research, promotions, media relations, product packaging and pricing, sales planning and tracking, customer support and billing requirements. The program also offers consulting services to help service providers create an enhanced services deployment plan customized to their market requirements.
        In recent periods, the Company has been increasing its focus on international sales, particularly direct sales to international service providers. In fiscal 1997, The Company made substantial investments in sales and support and it now has sales offices in Europe, China, Australia and Latin America. Export sales were 44%, 30% and 23% of net revenue in fiscal 1997, 1996 and 1995, respectively. In particular, the Company's revenue from the Far East region was approximately $9.2 million, $1.5 million, and $2.7 million for fiscal 1997, 1996 and 1995, respectively. There can be no assurance that the Company will be able to maintain or increase its international sales or that the Company's sales subsidiaries will be able to compete effectively.

         International sales are subject to inherent risks, including the need to obtain certain regulatory approvals and meet other standards, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, costs and risks of localizing products for foreign countries, more expensive support costs, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, potential restrictions on repatriating earnings, and the burdens of complying with a wide variety of foreign laws. In particular, in both 1997 and 1996, the Company experienced increased expenses associated with its efforts in expanding sales in certain export markets. Gains and losses on the conversion to U.S. dollars of assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations, although such gains and losses have not to date been material to the Company's results of operations, and fluctuations in exchange rates could affect demand for the Company's products. In addition, beginning in late fiscal 1997, economies throughout the Far East region were negatively affected by devaluations in local currencies. These devaluations caused the relative cost of the Company's products to increase. Moreover, significant uncertainty exists with respect to these economies, which could cause the businesses and governmental agencies to delay or cancel plans to purchase the Company's products. If the Company were to experience a slowdown in sales to this region, the Company's business, financial condition and results of operations could be materially adversely affected. In order to sell its products to customers in other countries, the Company must comply with governmental regulations, including U.S. export regulations, and convert its voice prompts to additional foreign languages. Foreign sales are also constrained by the limited penetration of touch-tone telephones in some countries and the Company's need to develop adequate sales and marketing channels.
         Most of the Company's distributors also offer systems manufactured by the competitors of the Company. Accordingly, the Company must compete within any distributor to have the distributor recommend the Company's products to end user customers. The Company also competes with other voice messaging providers for access to distributors. There can be no assurance that the Company will be able to maintain strong relationships with existing distributors or establish strong relationships with new distributors. In addition, certain former customers (including distributors) of the Company had in the past experienced financial difficulties resulting in the Company writing off related accounts receivable balances, and a number of the Company's current customers (including distributors) have limited financial resources. The loss of one or more key customers or distributors, the decision by any key distributor to offer a competitor's product line or otherwise de-emphasize the Company's products, or the weakening of the financial condition of any of the Company's key customers or distributors, could have a material adverse effect on the Company's operating results, financial position and cash flows.


PATENTS, TRADE SECRETS AND LICENSES

        The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, trademarks, copyrights and trade secrets, as well as confidentiality agreements with customers, suppliers and employees and other security measures, the Company believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company currently holds a number of patents and has multiple patent applications on file. No assurance can be given that patents will issue from any applications filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. Moreover, the Company relies upon trade secret protection for its basic systems architecture and hardware platform, and does not hold any patents thereon. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.
        In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company is in the process of evaluating the assertions of Lucent. Lucent, or any other third party alleging infringement, could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.

BACKLOG

        At November 1, 1997, the Company had a backlog of $15.2 million and at November 2, 1996, a backlog of $19.4 million. The Company includes in such backlog orders received that the Company believes are shippable within the next 12 months. The Company does not believe, however, that current or future backlog levels are necessarily indicative of future operating results. A significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter, and the Company has historically operated with very little backlog. There can be no assurance that backlog will not decrease in the future, that there will not be cancellation or deferral of a significant portion of backlog, or that the Company will maintain any backlog level in the future.

RESEARCH AND DEVELOPMENT

        Centigram's development strategy is focused on the development of new applications for the Company's product platform and the enhancement of the Company's MESA architecture. Expenditures for research and development were $21.3 million, $20.2 million and $14.8 million and as a percentage of net revenue these expenses were 19.5%, 19.3%, and 21.3% in fiscal 1997, 1996 and 1995, respectively. Development efforts are focused on enabling Centigram's messaging platform to operate on an NT operating system, continuing the development and testing of the Company's Series 6 platform, continuing to expand the capacity of the Company's systems (particularly for the telecommunications service provider and large CPE customer markets), enhancing voice messaging and facsimile product capabilities, developing additional capabilities to connect the Company's products with computer databases, high speed transmission networks and foreign communications networks with non-standard protocols, adding administration and network management capabilities to the Company's products, and developing and enhancing the features and overall performance of the Company's systems.
        As the Company seeks to continue to add functionality to its products and to support a broader range of computer, LAN-based applications and Internet capable applications, the Company faces continually increasing technical challenges. There can be no assurance that the Company will be able to incorporate additional technologies into the Company's products or introduce new products in a timely manner in order to meet evolving market needs.
        As the functionality of the Company's systems increases, the complexity of the software utilized in such systems will also increase and software errors or "bugs" may become more numerous and difficult to cure. Identifying and correcting errors and making required design modifications is typically expensive and time consuming and the Company expects that such modifications will increase in complexity with the increasing sophistication of the Company's products. The Company has made a substantial investment in additional testing equipment as well as hiring additional employees to expand the Company's product testing capabilities. There can be no assurance that such investment will lead to reduced errors or that such errors will not in the future cause delays in product introductions and shipments, require costly design modifications or impair customer satisfaction with the Company's products.

MANUFACTURING

        The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, sub-assemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company has not experienced significant problems with third party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, semiconductor devices and other components are available only from sole source vendors. In addition, other components, including power supplies, disk drives, other semiconductor devices and line cards are presently available or acquired from a single source or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.

EMPLOYEES

        As of November 1, 1997, the Company had 418 employees, of whom 107 were engaged in research and development, 220 in sales, marketing and customer support, 42 in manufacturing and quality assurance and 49 in finance and administration. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION

        The Company competes in a number of markets within the communications systems industry, each of which is highly competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company and have larger installed bases of existing systems. Furthermore, manufacturers of PBX equipment have a competitive advantage in selling to the installed base of users of their PBX equipment and, to an even greater degree, purchasers of new installations of their PBX equipment. The Company expects to encounter continued competition from both existing competitors and new market entrants on the service provider side of the business, as well as in the customer premise equipment sector. Increased competitive pressures could result in intensified price competition, which would adversely affect the Company's operating results. In addition, the Company believes that its ability to integrate its systems with many different telephone PBX and Centrex systems is an important competitive feature. Consequently, the Company's operating results could be adversely affected if PBX manufacturers, such as AT&T, Northern Telecom and Siemens Business Communications Systems, redesign their PBXs to limit current methods of integration. Although the Company is not aware that any significant PBX manufacturer is pursuing a strategy of redesigning its PBXs to limit the Company's current integrations there can be no assurance that such manufacturers are not doing so or will not do so in the future.

ITEM 2.  PROPERTIES

        The Company leases an 85,000 square foot headquarters facility, a 35,000 square foot manufacturing facility, and a 40,000 square foot office facility in San Jose, California, pursuant to leases that expire in September 2007, December 1998 and May 1998, respectively. The Company also leases training facilities and sales and support offices in various cities in the United States and overseas.
        In December 1996, the Company entered into two 12-year leases for approximately 225,000 square feet of office space in San Jose, California at a base monthly rent of approximately $293,000 and rent commencing in January 1999. In January 1998, the Company and the developer of the property terminated these leases. As a condition of this termination agreement, the Company loaned the developer $2,243,000 at 9% interest. This unsecured 10-year loan will be fully amortized by monthly payments of $28,409, principal and interest, with the first payment commencing in March 1998.
        The Company believes that such facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Reference is made to the information regarding market, market price range and dividend information appearing under "Quarterly Financial Data (Unaudited)" in Registrant's Notes to Consolidated Financial Statements, November 1, 1997, which is contained elsewhere in this Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                           Year Ended                   Month          Year Ended
                              --------------------------------------    Ended     -------------------------
                              November 1,  November 2,  October 28,  October 29,   October 1,   October 2,
                                  1997         1996         1995         1994         1994         1993
                              ------------ ------------ ------------ ------------ ------------ ------------

Net revenue..................    $108,836     $104,324      $69,374       $1,988      $79,179      $60,002
Net income (loss)............      (1,678)       1,000       (4,134)      (1,890)       7,745        5,188
Net income (loss) per share..       (0.24)        0.14        (0.63)       (0.30)        1.18         1.00
Research and development.....      21,260       20,154       14,798        1,145       12,644        8,197

BALANCE SHEET DATA:
Working capital..............     $66,824      $65,297      $64,489      $70,132      $72,401      $25,682
Total assets.................      99,920      104,009       99,017       98,374      102,309       47,959
Long-term liabilities........         --            78          232          409          436          822
Stockholders' equity.........      81,624       83,412       79,800       81,006       83,177       32,149

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

CHANGE IN FISCAL YEAR

        In the fourth quarter of fiscal 1995, the Company changed its fiscal year-end from the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Fiscal 1996 included 53 weeks and ended November 2, 1996. Fiscal years 1997 and 1995 included 52 weeks and ended on November 1, 1997 and October 28, 1995, respectively.
This change in the Company's fiscal periods was made primarily to improve the Company's operational efficiencies. By moving the Company's fiscal periods out one month, the Company's manufacturing operations have incurred reduced overtime payments during the December and July holiday periods. Also, because many of the Company's distributors have calendar quarter ends and place orders in the third month of the quarter, the Company has not always been able to process and ship these orders during this third month of the calendar quarter because of the late receipt of these orders. By staggering its fiscal quarters to end one month after the calendar quarter-end, the Company is in a better position to ship these late orders and at the same time avoid additional overtime and other expediting charges.

RESULTS OF OPERATIONS

NET REVENUE
        Net revenue for fiscal 1997 was 4% higher than net revenue for fiscal 1996. This increase was primarily attributable to higher sales of large system products to service provider customers offset in part by lower sales of CPE systems and upgrade products and small system sales. Sales to international customers were 44% of sales for fiscal 1997 as compared to 30% for fiscal 1996 due to increased large orders from Latin America and Asia. CPE Sales decreased 20% for fiscal 1997 as compared to the prior year due to reduced orders from the Company's distributors. These reduced sales are a result of increased competition from PC based systems providers whose products compete with the Company's small system products.
        Net revenue for fiscal 1996 was 50% higher than net revenue for fiscal 1995. This increase was primarily attributable to general expansion in the Company's channels of distribution in connection with the introduction of the Company's Series 6 platform, including an approximately 90% increase in service provider business, improved performance of the Company's larger distributors, and a 100% increase in sales to customers located outside the United States which increased from $15.9 million to $31.8 million. Sales of the Company's larger system configurations increased approximately 100% as compared to fiscal 1995, with smaller percentage increases in the Company's smaller product configurations and system upgrades and expansions. International sales are subject to numerous risks and uncertainties. See "Sales and Distribution" for a description of certain risks associated with the Company's international operations.
        There can be no assurance that the market for voice processing products will grow in future periods at its historical percentage rate and the Company believes that the growth rates of certain domestic CPE market segments have declined from prior levels. There is also no assurance that the Company's markets will remain at current levels in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future, or to re-attain historical growth rates. See "Certain Trends and Uncertainties."

GROSS MARGIN
        Gross margin for 1997 decreased 1.2% from 59.2% in fiscal 1996 to 58.0% in fiscal 1997. This decrease in gross margin reflects lower margins on upgrade and expansion products and customer services offset by a favorable mix of increased sales of large system products and lower provisions for retrofit obligations and inventory obsolescence.
        Gross margin for 1996 decreased 2.2% from 61.4% in fiscal 1995 to 59.2% in fiscal 1996. This decrease in gross margin reflects lower margins on large system products due to higher warranty and international freight costs because of increased international shipments and increased costs in the introduction of the Series 6 platform, offset in part by a favorable mix with large system products. See "Certain Trends and Uncertainties."

RESEARCH & DEVELOPMENT
        Research and development ("R&D") expenses for fiscal 1997 were 5% higher than fiscal 1996. This increase reflects higher payroll expenses resulting from higher average engineering staffing levels and increased supplies and outside services. R&D expenses for fiscal 1996 were 36% higher than fiscal 1995. This increase reflected general expansion of the Company's product development programs and increases in compensation expenses due to higher headcount and depreciation.
 As a percentage of net revenue, R&D expenses were 19.5%, 19.3%, and 21.3% in fiscal 1997, 1996 and 1995, respectively. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase, notwithstanding the level of sales realized in future quarters.

SELLING, GENERAL & ADMINISTRATIVE
        Selling, General & Administrative ("SG&A") expenses in 1997 were 6.5% higher than fiscal 1996. This increase reflects primarily increases in
salaries and benefits in the sales and marketing functions.   SG&A expenses
in 1996 represented 41.0% of net revenue and were 28% higher than such expenses for fiscal 1995. This increase was primarily related to increased sales and marketing expenses and increased compensation and travel expenses due to higher headcount, offset in part by lower litigation expenses

        As a percentage of net revenue, SG&A expenses were 41.9%, 41.0%, and 48.2% in fiscal 1997, 1996 and 1995, respectively. The Company believes that continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.

OTHER EXPENSES
        During the second quarter of fiscal 1997, the Company recorded restructuring and other charges of $3.3 million. The expenses consisted of $2.4 million in restructuring charges and $0.9 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges primarily represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer. The Company restructured its business to align its operational expenses with its anticipated revenue levels. As of November 1, 1997, $0.3 million remains in accrued liabilities relating primarily to severance payments after cash payments of $1.8 million.

OTHER INCOME AND EXPENSE, NET
        Interest income on investments increased in fiscal 1997 over 1996 due to higher average investment balances and higher average interest rates. Interest income on investments increased in fiscal 1996 over 1995 because of higher average interest yields as the Company shifted its short-term investments from tax free state and municipal bonds to higher yielding U.S. Government and agency obligations and corporate debt securities. Fiscal
1997 included a gain on the sale of the Company's Text-to-Speech business and a gain on the stock received in this asset sale for a total gain of approximately $3.9 million. Fiscal 1995 included a charge of $550,000 for the Company's cost of settling its stockholder class action lawsuit and certain other litigation.

PROVISION FOR INCOME TAXES
The company recorded income tax provision of $833,000, $53,000, and $56,000, respectively, for fiscal years 1997, 1996 and 1995. The 1997 tax provision consists of $333,000 of current foreign and domestic minimum taxes and $500,000 resulting from an increase in the valuation allowance for previously recognized deferred tax assets that were no longer realizable through potentially refundable taxes. The 1996 and 1995 income tax provisions primarily represent current foreign taxes. No income tax benefits were recorded for the losses incurred in fiscal years 1997 and 1995 because realization of the deferred tax assets arising as a result of the loss sustained are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents and short-term investments at November 1, 1997 were $52.1 million, increasing $10.0 million from November 2, 1996. At the end of fiscal 1996 and 1995, cash, cash equivalents and short-term investments were $42.1 million and $55.7 million, respectively.
        Net cash provided from operating activities was $12.2 million during fiscal 1997. Trade receivables at the end of fiscal 1997 decreased $6.1 million from the prior year balance primarily due to improved collection efforts and a reduction in extended payment terms to certain domestic service provider customers. Days sales outstanding (computed using quarterly revenues) were 68 days at the end of fiscal 1997 compared to 86 days at end of fiscal 1996. This decrease in DSO was primarily due to the factors as noted above. Inventory levels at November 1, 1997 decreased $2.4 million from fiscal 1996 because of reduced inventory requirements in 1997 for consignment and retrofit inventory over 1996 when the Company introduced the Series 6 platform. The Company expects investment in receivables and inventories will continue to represent a significant portion of working capital.
        During the fiscal year ended November 1, 1997, the Company made $6.2 million in capital expenditures. A significant portion of these expenditures were related to the purchase of engineering equipment, computer equipment for all functions, as well as increased leasehold improvements. The Company currently expects to spend approximately $7.0 million for capital equipment during fiscal 1998. On April 15, 1997, the Company's Board of Directors authorized a stock repurchase program whereby up to one million shares of its common stock may be repurchased in the open market from time-to-time. During 1997, the Company purchased 243,000 shares at a cost of approximately $3.0 million under this repurchase program. The Company may, depending on market conditions, purchase additional common stock in the open market during fiscal 1998.
        The Company's principal sources of liquidity as of November 1, 1997 consisted of $52.1 million of cash and cash equivalents and short-term investments and $20.0 million available under the Company's bank line of credit (which expires April 29, 1998). The Company expects to renew this bank line in fiscal 1998. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth and financial performance, and requires the bank's consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the bank line as of November
1, 1997.   The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and credit under its line of credit will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1998.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. For instance, the Company has typically experienced a slowdown in its sales levels in the first quarter of its fiscal year. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and net revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters. The Company has recently experienced an increase in the percentage of its sales from its international operations, including sales from the Far East region. In addition to the business risks associated with international operations, the recent economic turmoil has increased the uncertainty regarding future sales of the Company's products in the Far East region. See "Sales and Distribution" for a description of certain risks associated with the Company's international operations.
        If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors in selling the Company's products, changes in distributor inventory levels, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue.
        A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 28%, 35% and 42% of the Company's net revenue in fiscal 1997, 1996 and 1995 respectively, although the Company's five largest customers were not the same in these periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows. See Risk and Uncertainties Note to "Consolidated Financial Statements".
        The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel, and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in all markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct sales in any particular fiscal period. The Company anticipates that its sales mix will fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods.
        The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. In this regard, the Company during fiscal 1996, announced significant new products, after experiencing delays in the introduction of such products. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect financial position, operating results and cash flows.
        The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. In addition, certain components used in the Company's products, including certain microprocessors, line cards, power supplies, disk drives, application cards and other semiconductor devices and other components are available from sole sources. To date, the Company has been able to obtain adequate supplies of components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.
        In addition, a number of other companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company is in the process of evaluating the assertions of Lucent. Lucent, or any other third party, alleging infringement, could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations, There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.
        The Company has conducted a comprehensive review of its internal computer systems, as well as the Company`s product line, to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems or the Company's product line. However, if such modifications are not made in a timely manner, the Company or its customers may be unable to implement appropriate Year 2000 solutions, which could have a material adverse affect on the Company's business, financial condition or results of operations.
        In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements included with this Form 10-K are set forth under Item 14.
                     CENTIGRAM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                      November 1,  November 2,
                                                         1997         1996
                                                      -----------  -----------
                                 ASSETS
Current Assets:
  Cash and cash equivalents..........................    $19,791      $12,668
  Short-term investments.............................     32,262       29,408
  Trade receivables, net of allowances of
    $1,724 and $2,055................................     21,637       27,741
  Inventories........................................      9,060       11,467
  Deferred tax assets................................         --        1,424
  Other current assets...............................      2,370        3,108
                                                      -----------  -----------
    Total current assets.............................     85,120       85,816
Property and equipment, net..........................     12,893       15,249
Intangible assets, net...............................      1,468        2,004
Deposits and other assets............................        439          940
                                                      -----------  -----------
                                                         $99,920     $104,009
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................     $6,925       $9,739
  Accrued compensation...............................      5,141        4,202
  Accrued expenses and other liabilities.............      3,991        4,587
  Warranty and retrofit reserves.....................      2,161        1,837
  Current portion of capital lease obligations.......         78          154
                                                      -----------  -----------
    Total current liabilities........................     18,296       20,519
Capital lease obligations............................         --           78

Commitments and contingencies........................

Stockholders' equity:................................
  Preferred stock, $0.001 par value, 1,000,000
   authorized; none outstanding......................         --           --
  Common stock, $0.001 par value, 25,000,000
   authorized; 7,110,000 and 6,908,000 outstanding,
   and capital in excess of par value ...............     90,724       88,774
  Treasury stock, 198,000 shares, at cost...........      (2,427)          --
  Accumulated deficit................................     (6,670)      (4,992)
  Unrealized gain(loss)on investments..................       68          (36)
  Cumulative translation adjustments.................        (71)         (34)
  Note receivable from officer.......................         --         (300)
                                                      -----------  -----------
    Total stockholders' equity.......................     81,624       83,412
                                                      -----------  -----------
                                                         $99,920     $104,009
                                                      ===========  ===========

                            See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   For the Years Ended
                                           -------------------------------------
                                           November 1,  November 2,  October 28,
                                              1997         1996         1995
                                           -----------  -----------  -----------
Net revenue...............................   $108,836     $104,324      $69,374

Cost and expenses:
  Cost of goods sold......................     45,661       42,516       26,802
  Research and development................     21,260       20,154       14,798
  Selling, general and administrative.....     45,611       42,832       33,470
  Other expenses.........................       3,263           --           --
                                           -----------  -----------  -----------
                                              115,795      105,502       75,070
                                           -----------  -----------  -----------
Operating loss..........................     (6,959)      (1,178)      (5,696)
Other income and expense, net............      6,114        2,231        1,618
                                           -----------  -----------  -----------
Income (loss) before income taxes.........       (845)       1,053       (4,078)
Provision for income taxes................        833           53           56
                                           -----------  -----------  -----------
Net income (loss).........................    ($1,678)      $1,000      ($4,134)
                                           ===========  ===========  ===========

Net income (loss) per share...............     ($0.24)       $0.14       ($0.63)
                                           ===========  ===========  ===========

Common and common equivalent shares used
  in computing per share amounts..........      6,943        6,981        6,560
                                           ===========  ===========  ===========

                            See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the years ended November 1, 1997, November 2, 1996, and October 28, 1995
                                (in thousands)

                                                   For the Years Ended
                                           -------------------------------------
                                           November 1,  November 2,  October 28,
                                              1997         1996         1995
                                           -----------  -----------  -----------
Common stock and capital in excess of
par value:
  Balance, beginning of year..............    $88,774      $85,815      $83,184
  Shares issued under stock plans.........      2,015        2,412        2,631
  Issue of treasury shares under
    stock plans...........................        (65)          --           --
  Tax benefits from stock plans...........         --          547           --
                                           -----------  -----------  -----------
                                              $90,724      $88,774      $85,815
                                           -----------  -----------  -----------

Treasury stock:
  Balance, beginning of year..............     $   --       $   --       $   --
  Purchase of treasury shares.............     (2,970)          --           --
  Issue of treasury shares under
    stock plans...........................        543           --           --
                                           -----------  -----------  -----------
                                              ($2,427)      $   --       $   --
                                           -----------  -----------  -----------

Accumulated deficit:
  Balance, beginning of year..............    ($4,992)     ($5,992)     ($1,858)
  Net income (loss).......................     (1,678)       1,000       (4,134)
                                           -----------  -----------  -----------
                                              ($6,670)     ($4,992)     ($5,992)
                                           -----------  -----------  -----------

Unrealized gain (loss) on investments:
  Balance, beginning of year..............       ($36)        ($14)       ($322)
  Unrealized gain (loss) on investments
    for year..............................        104          (22)         308
                                           -----------  -----------  -----------
                                                  $68         ($36)        ($14)
                                           -----------  -----------  -----------

Cumulative translation adjustments:
  Balance, beginning of year..............       ($34)         ($9)          $1
  Translation adjustments.................        (37)         (25)         (10)
                                           -----------  -----------  -----------
                                                 ($71)        ($34)         ($9)
                                           -----------  -----------  -----------

Note receivable from officer:
  Balance, beginning of year..............      ($300)      $   --       $   --
  Loan issued to officer..................         --        ($300)          --
  Forgiveness of note.....................        300           --           --
                                           -----------  -----------  -----------
                                               $   --        ($300)      $   --
                                           -----------  -----------  -----------
                                              $81,624      $83,412      $79,800
                                           ===========  ===========  ===========
                          See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   For the Years Ended
                                            -----------------------------------
                                            November 1, November 2, October 28,
                                               1997        1996        1995
                                            ----------- ----------- -----------
Cash and equivalents beginning of year....     $12,668     $10,633     $10,836
                                            ----------- ----------- -----------
Cash flows from operations:
  Net income (loss)........................     (1,678)      1,000      (4,134)
  Gain on sale of business.................     (3,598)        --          --
  Depreciation and amortization............      8,740       7,729       5,418
  Deferred taxes...........................        --          679         --
  Trade receivables........................      6,104      (9,411)      2,416
  Inventories..............................      2,407      (5,646)        419
  Other assets.............................        639      (1,392)       (702)
  Accounts payable.........................     (2,814)      2,786       1,365
  Other liabilities and accrued expenses...      2,365        (682)        866
                                            ----------- ----------- -----------
                                                12,165      (4,937)      5,648
                                            ----------- ----------- -----------
Cash flows used for investing:
  Purchase of short-term investments.......   (127,579)    (68,702)    (63,900)
  Proceeds from sale and maturities of
    short-term investments.................    129,829      84,354      65,127
  Purchase of property and equipment.......     (6,203)    (10,615)     (7,967)
  Increase in intangible assets............       (458)         --      (1,350)
  Note receivable from officer.............         --        (300)         --
                                            ----------- ----------- -----------
                                                (4,411)      4,737      (8,090)
                                            ----------- ----------- -----------
Cash flows from financing:
  Proceeds from sale of common stock,
    net of issuance costs..................      2,493       2,412       2,621
  Purchase of treasury shares..............     (2,970)         --          --
  Principal payments on capital leases
    and long-term obligations..............       (154)       (177)       (382)
                                            ----------- ----------- -----------
                                                  (631)      2,235       2,239
                                            ----------- ----------- -----------
  Net change in cash and equivalents.......      7,123       2,035        (203)
                                            ----------- ----------- -----------
  Cash and equivalents, end of year.......      $19,791     $12,668     $10,633
                                            =========== =========== ===========

SUPPLEMENTAL DATA:
Interest (paid)............................       ($98)       ($37)       ($89)
Income taxes (paid) refunded...............       $599        $383       ($235)

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

Revenue Recognition Revenue from sales of the Company's products is recognized upon shipment to customers. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies and experience. In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" which will be effective for the Company in fiscal 1999. The adoption of this statement is not expected to have a significant impact on the Company's results of operations.

Warranty The Company generally warrants its products for one year. A provision for estimated future warranty costs is recorded at the time of revenue recognition.

Research and Development Research and Development expenses include costs of developing new products and processes as well as design and engineering costs. Such costs are charged to expense as incurred. Product customization costs incurred pursuant to customer orders and/or contracts are included in cost of sales. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No.86 (FAS86).

Net Income (Loss) Per Share The computation of net income (loss) per share in each year is based on the weighted average number of shares outstanding. Stock options are included as share equivalents using the treasury stock method when the effect would be to decrease net income per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 is not expected to change the Company's per share calculation for fiscal year 1997, but would increase basic earnings per share by $0.01 per share in fiscal 1996.

Cash Equivalents and Short-term Investments Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of acquisition and are carried at cost plus accrued interest which approximates fair value. Short-term investments have an initial maturity of greater than three months and are carried at fair value.

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

Intangible Assets   Intangible assets consist of patent license
acquisition costs and goodwill and are stated at cost. Patent license costs are being amortized over ten years, the estimated useful lives of the patents. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset is not fully recoverable, as determined, by the undiscounted cash flows of the acquired business or the related products over the remaining amortization period, the Company would reduce these asset's carrying value to net realizable value. During fiscal 1997 the Company sold its Text-to-Speech business and as a result of this transaction the Company reduced goodwill by $703,000, net. Intangible amortization expense was approximately $290,000, $375,000, and $356,000 in fiscal 1997, 1996 and 1995, respectively.

Foreign Currency Translation The Company's international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Translation adjustments are recorded to a separate component of stockholders' equity.

Capital Structure In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 129 is not expected to have a material impact on the Company's consolidated financial statements.

Comprehensive Income In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

Segment Information  In June 1997, the FASB released Statement of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet reached a conclusion as to the appropriate segments, if any, which it will be required to report to comply with FAS 131.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.

RISK AND UNCERTAINTIES

       Supplies/Source of Supply The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, sub-assemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company generally uses standard parts and components for its products, certain of these parts and components are available only from sole source vendor or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.

       Diversification of Credit Risks and Off-balance-sheet Risks The Company's investments and trade receivables subject the Company to certain credit risks. The Company maintains cash and investments in various financial instruments, and maintains policies establishing credit and concentration criteria for such assets and limiting the exposure to any one institution or guarantor. Cash equivalents and short-term investments at November 1, 1997 consisted primarily of U.S. government and agency bonds and corporate debt obligations. The Company sells primarily to distributors, Regional Bell Operating Companies, independent telephone companies, and other telecommunications service providers. The Company performs ongoing credit evaluations of its customers' financial condition
and generally requires no collateral.   At November 1, 1997 five customers
represented approximately 41% of  trade receivables.
       The Company occasionally enters into foreign exchange forward contracts to hedge certain balance sheet exposures. Gains and losses on the foreign exchange contracts are included in other income and expense, net, which offset foreign exchange gains or losses from revaluation of foreign currency-denominated balance sheet items. The counterparties to such contracts are major financial institutions and the Company's policy is to not require collateral. No foreign exchange contracts were entered into during fiscal 1997.

INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS

        Management determines the appropriate classifications of securities at the time of the investment purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investments as "available for sale" at the estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity.
Investment income is recorded using an effective interest rate for each investment which includes interest earned and an amortization or accretion of each investment's associated premium or discount over the term of the investment. Realized gains or losses, using the specific identification method, and declines in value judged to be other than temporary are also included in investment income. The fair values of the Company's investments are based on quoted market prices at November 1, 1997 and November 2, 1996.


   Investments at November 1, 1997 were as follows (in thousands):

                                                 Gross       Gross    Estimated
                                    Amortized  Unrealized  Unrealized   Fair
                                       Cost      Gains    (Losses)     Value
                                    ---------- ----------  ---------- ---------
U.S. government and agency
  obligations..................       $17,086        $34        ($23)  $17,097
Corporate debt securities......         4,564         12          --     4,576
Commercial paper...............         9,489         45          --     9,534
Temporary cash investments.....         3,006         --          --     3,006
                                    ---------- ----------  ---------- ---------
Total available-for-sale securities    34,145         91         (23)   34,213
Less amounts classified as
  cash equivalents                     (1,951)        --          --    (1,951)
                                    ---------- ----------  ---------- ---------
                                      $32,194        $91        ($23)  $32,262
                                    ========== ==========  ========== =========


   Investments at November 2, 1996 were as follows (in thousands):


                                                 Gross       Gross    Estimated
                                    Amortized  Unrealized  Unrealized   Fair
                                       Cost      Gains     (Losses)     Value
                                    ---------- ----------  ---------- ---------
U.S. government and agency
  obligations..................       $16,346         $6        ($72)  $16,280
Corporate debt securities......        11,728          4          (3)   11,729
Commercial paper...............         1,842         --          --     1,842
Temporary cash investments.....         4,976         29          --     5,005
Municipal securities...........         1,022         --          --     1,022
                                    ---------- ----------  ---------- ---------
Total available-for-sale securities    35,914         39         (75)   35,878
Less amounts classified as
  cash equivalents                     (6,470)        --          --    (6,470)
                                    ---------- ----------  ---------- ---------
                                      $29,444        $39        ($75)  $29,408
                                    ========== ==========  ========== =========

    Contractual maturities of available-for-sale securities at November 1, 1997 are as follows (in thousands):

                                               Estimated
                                    Amortized     Fair
                                       Cost      Value
                                    ---------- ----------
Due in one year or less........       $19,554    $19,598
Due in one to three years......        14,591     14,615
                                    ---------- ----------
                                      $34,145    $34,213
                                    ========== ==========


BANK CREDIT LINES

        The Company has a $20,000,000 unsecured line of credit which expires April 29, 1998. Amounts borrowed bear interest at various rates as defined under the agreement, including the banks' reference rate (8.5% at November
1, 1997). The loan agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth and requires the banks' consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the line on November 1, 1997. The Company plans to renew this line of credit upon its expiration.
        The Company also has bank contracts allowing it to enter into foreign currency spot and future exchange transactions in amounts not to exceed $10,000,000 outstanding at one time. At November 1, 1997, the Company had no outstanding foreign exchange contracts.


BALANCE SHEET COMPONENTS (in thousands)

                                               November 1, November 2,
                                                  1997        1996
                                               ----------  ----------
Inventories
  Raw materials.....................              $3,005      $4,603
  Work-in-process...................               2,274       2,898
  Finished goods....................               3,781       3,966
                                               ----------  ----------
                                                  $9,060     $11,467
                                               ==========  ==========

Property and equipment
  Equipment.........................             $35,701     $30,810
  Furniture and fixtures............               4,709       3,514
  Leasehold improvements............               2,785       2,593
                                               ----------  ----------
                                                  43,195      36,917
  Less accumulated depreciation
    and amortization................             (30,302)    (21,668)
                                               ----------  ----------
                                                 $12,893     $15,249
                                               ==========  ==========

Intangible assets
  Goodwill..........................              $   --      $2,557
  Patent licenses...................               1,350       1,350
  Computer based training software..                 458          --
                                               ----------  ----------
                                                   1,808       3,907
  Less accumulated amortization.....                (340)     (1,903)
                                               ----------  ----------
                                                  $1,468      $2,004
                                               ==========  ==========

Accrued expenses and other liabilities
  Accrued expenses..................              $3,040      $3,680
  Deferred income ..................                 600         312
  Other liabilities.................                 351         595
                                               ----------  ----------
                                                  $3,991      $4,587
                                               ==========  ==========


COMMITMENTS AND CONTINGENCIES

Leases The Company leases its facilities and certain equipment under noncancellable operating leases expiring through 2007. Leases for the Company's three principal operating facilities require the Company to pay property taxes, insurance premiums and normal maintenance costs, and one such lease contains provisions for rental adjustments.
        In December 1996, the Company entered into two 12-year leases ("the new leases") for approximately 225,000 square feet of office space currently under construction in San Jose,  California at a base monthly
rent of approximately $293,000 with rent commencing in January 1999.   In
January 1998, the Company and the developer of the property terminated these leases. As a condition of this termination agreement, the Company loaned the developer $2,243,000 at 9% interest. This unsecured 10-year loan will be fully amortized by monthly payments of $28,409, including principal and interest, with the first payment commencing in March 1998.

    Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of November 1, 1997, are as follows for the following years (in thousands):

                                               Operating
                                                 Leases
                                               excluding
                                     Capital    the New
                                      Leases     Leases
                                    ---------- ----------
  1998.............................       $80     $2,391
  1999.............................       --       1,787
  2000.............................       --       1,743
  2001.............................       --       1,567
  2002 and beyond..................       --       9,081
                                    ---------- ----------
Total minimum payments.............        80    $16,569
                                               ==========
Less amount representing interest..        (2)
                                    ----------
Present value of minimum lease
  payments.........................        78

Less current portion...............       (78)
                                    ----------
                                       $   --
                                    ==========

   The Company acquired equipment, now fully amortized, of $640,000 under these capital leases. Rent expense totaled approximately $2,548,000, $1,964,000 and $1,475,000 for years 1997, 1996 and 1995, respectively.

Letters of Credit The Company frequently enters into purchase agreements with vendors whereby the Company guarantees payment with standby letters of credit. Also, letters of credit are provided as performance securities for certain sales contracts. Various standby letters of credit totaling approximately $800,000 were outstanding as of year end 1997 and 1996, respectively.

Litigation The Company from time to time has received letters from other parties, including competitors of the Company, that make allegations of patent infringement. Certain lawsuits have also arisen from time to time in the ordinary course of business. In December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent. While the Company believes that it does not infringe the intellectual property rights of Lucent or any other third parties, the Company is in the process of evaluating the assertions of Lucent. Lucent, or any other third party alleging infringement, could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations.

STOCKHOLDERS' EQUITY

Common Stock    The Company had 7,110,000 and 6,908,000 shares outstanding for fiscal 1997 and 1996, respectively. This increase represents 127,000 shares issued for exercises of stock options under the Company's stock plans and 120,000 shares issued under the Company's stock purchase plan. Approximately 45,000 of these shares were issued from the Company's treasury shares.

Shares Authorized   The Company has authorized but unissued shares of
2,183,000 and 111,000 common shares for the Company's Stock Option Plans and the Employee Stock Purchase Plan, respectively, at November 1, 1997.

Treasury Stock On April 15, 1997 the Company's Board of Directors authorized a stock repurchase program whereby up to 1 million shares of its common stock may be repurchased in the open market from time-to-time. During fiscal 1997 the Company purchased 243,000 shares at a cost of approximately $3.0 million.

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

Note Receivable from Officer In April 1996, the Company loaned $300,000 to an officer of the corporation. The note was secured by real property and was payable in full April 15, 2001, with interest thereon at the rate of 5.88% per annum, compounded annually. The Board of Directors approved forgiveness of this note with related accrued interest in fiscal 1997.

STOCK AND BENEFIT PLANS

Employee Stock Purchase Plan The Company's 1991 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows eligible employees through payroll deduction to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period, or such other offering period as determined by the Board of Directors but at no time to exceed 27 months. Approximately 120,000 and 107,000 shares were issued under the Purchase Plan at average prices of $10.89 and $13.70 per share in 1997 and 1996, respectively.

Stock Option Plans  The Company has in effect two stock option plans:
the 1997 Stock Plan (the 1997 Plan) and the 1995 Nonstatutory Stock Option Plan (the 1995 Plan).
        The 1997 Plan has a ten year term and provides for the granting of incentive stock options and nonstatutory stock options to officers, directors, employees and consultants of the Company at prices ranging from 100% to 110% of the fair market value of the common stock on the date prior to the grant as determined by the Board of Directors. Also, stock options are automatically granted to directors who are not employees of the Company. Options generally expire five or ten years after the date of grant. The vesting and exercise provisions of option grants are determined by the Board of Directors. Options to new employees generally vest at the rate of 25% of the shares subject to the option one year after the date of grant, and then ratably over the following 36 months, based on continued service to the Company. Options granted to current employees generally vest at the rate of 12.5% of the shares subject to the option six months after the date of grant and then ratably over the following 42 months, based on continued service to the Company. Options to outside directors generally vest in equal monthly amounts over a three-year or one-year period depending on the nature of the option. Unexercised options are canceled thirty days following termination of the optionee's service to the Company.
         The 1995 Plan has a ten year term and was approved by the Board of Directors on July 25, 1995. The 1995 plan provides for the granting of nonstatutory stock options to employees (excluding officers and directors) and consultants of the Company at the fair market value of the common stock on the date prior to the option grant. The vesting and exercise provisions of option grants are determined by the Board of Directors, and are generally similar to those provided under the 1997 Plan.

A summary of stock option plan transactions follows (shares in thousands):

                                  Author-     Out-         Option        Weighted
                                   ized     standing       Price         Average
                                 ---------  --------- ----------------  ----------
October 29, 1994 ...............       96        848    $  2.04-41.50      $17.98
 Additional shares authorized ..      375         --              --          --
 Granted .......................     (895)       895      12.63-21.50       15.55
 Exercised .....................       --       (207)      2.04-19.00        6.43
 Canceled ......................      572       (572)      2.40-41.50       23.50
                                 ---------  ---------
October 28, 1995 ...............      148        964       3.20-40.25       14.93
 Additional shares authorized ..      505         --              --          --
 Granted .......................     (637)       637      14.00-21.88       18.23
 Exercised .....................       --       (123)      3.20-19.00        7.92
 Canceled ......................      147       (147)      5.00-21.50       14.37
                                 ---------  ---------
November 2, 1996 ...............      163      1,331       5.00-40.25       17.22
 Additional shares authorized ..    1,002         --              --          --
 Granted .......................   (2,027)     2,027       9.50-17.75       12.68
 Exercised .....................       --       (127)      5.00-15.63        9.42
 Expired........................     (187)        --              --          --
 Canceled ......................    1,272     (1,272)      6.75-40.25       16.33
                                 ---------  ---------
November 1, 1997 ...............      223      1,959    $  9.50-35.50      $13.62
                                 =========  ========= ================  ==========



The following table summarizes information about options outstanding at November 1, 1997 (shares in thousands):

                          Outstanding Options             Exercisable Options
                  ------------------------------------  ------------------------
                                Weighted
                     Number      average    Weighted       Number     Weighted
                   of shares   contractual   average     of shares     average
    Range of      outstanding     life      exercise    exercisable   exercise
 Exercise Prices   at 11/1/97  (in years)     price      at 11/1/97     price
----------------- ------------ ----------- -----------  ------------ -----------
$  9.50 - $10.13          227        9.42       $9.68            17       $9.63
      10.38               574        7.73       10.38           271       10.38
  11.25 -  13.50          473        8.85       12.25            59       12.98
  13.75 -  16.94          402        8.96       16.85            39       16.49
  17.38 -  35.50          283        7.07       21.08           118       25.71
                  ------------                          ------------
$  9.50 - $35.50        1,959        8.35      $13.62           504      $14.72
                  ============                          ============

These options will expire if not exercised at specific dates ranging from December 1997 to October 2007.

        Stock Based Compensation As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards since the exercise price of such grants were at the market price of the Company's stock on the date of such grants.

Pro forma information regarding net income (loss) and net income
(loss) per share is required by FAS 123 for awards granted in fiscal years beginning after December 31, 1994 (fiscal 1996), as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:









                                    Option Plans        Purchase Plan
                               --------------------  --------------------
                                 1997       1996       1997       1996
                               ---------  ---------  ---------  ---------
  Expected life in years            4.0        4.0        0.5        0.5
  Expected stock price
    volatility factors              0.6        0.6        0.5        0.5
  Risk-free interest rate
    percentage                      6.0        5.9        5.4        5.7


  For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the options vesting period (for Option Plans) and the six-month purchase period (for the Purchase Plan).

  The Company's reported and pro forma information follows (in thousands except per share data):
                                            1997       1996
                                          ---------  ---------
 Net income (loss) - as reported           ($1,678)    $1,000
 Net income (loss) - pro forma             ($6,427)     ($452)
 Net income (loss) per share - as reported  ($0.24)     $0.14
 Net income (loss) per share - pro forma    ($0.93)    ($0.06)

The weighted-average estimated fair value of employee stock options granted for fiscal year 1997 and 1996 were $6.89 and $9.83 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Purchase Plan during fiscal year 1997 and 1996 were $4.30 and $5.59, respectively.

The effects on pro forma disclosures of applying FAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to October 28, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.

In June 1997, the Company offered all employees the option to exchange their stock options on a 5 for 4 share exchange ratio at the current market price, with no change in the stock options vesting periods. As a result of the offer, stock options to purchase 809,000 shares of common stock with a weighted average exercise price of $16.50 per share were canceled and exchanged for new stock options to purchase 641,000 shares with an exercise price of $10.38 per share.

Employee Benefit Plan The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the 401(k)
Plan). Under the 401(k) Plan, all eligible employees may defer from 1% to 20% of their pre-tax compensation, but not more than statutory limits. The Company is allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Company contributions of $532,000 were made through fiscal 1997. The Company contributed $205,000, $152,000 and $175,000 in 1997, 1996 and 1995, respectively. In December 1996 the Board of Directors approved a matching program, not to exceed $500 per eligible employee.


OTHER INCOME AND EXPENSE, NET

   Other income and expense, net consists of (in thousands):

                                       1997       1996        1995
                                    ---------- ----------  ----------
    Investment income                  $2,645     $2,321      $2,287
    Interest expense                     (103)       (76)       (108)
    Other                               3,572        (14)       (561)
                                    ---------- ----------  ----------
                                       $6,114     $2,231      $1,618
                                    ========== ==========  ==========

  During fiscal 1997 the Company sold its Text-to-Speech business to Learnout & Hauspie Speech Products ("L&H") for $5.0 million in L&H common stock. The Company recorded a pre-tax gain, computed as the difference between the fair market value of the shares received at closing and the net carrying value of related Text-to-Speech tangible and intangible assets of approximately $3.6 million. The Company subsequently sold this common stock for an additional gain of approximately $.3 million which was included in investment income.

INCOME TAXES

        Income tax provisions have been determined in accordance with statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" (FAS 109). The components of the provision for income taxes are as follows (in thousands):

                                              1997      1996      1995
                                            --------- --------- ---------
FEDERAL
Current....................                  ($1,475)    ($901)   $   --
Deferred...................                    2,023       901        --

STATE
Current....................                       35        --        --

FOREIGN
Current....................                      250        53        56
                                            --------- --------- ---------
                                                $833       $53       $56
                                            ========= ========= =========

        The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under the Company's stock option plans and employee stock purchase plan reduced taxes currently payable as shown above by $0 and $547,000 in 1997 and 1996, respectively. Such benefits are credited to additional paid-in capital when realized.

        The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                              1997      1996      1995
                                            --------- --------- ---------
Income tax (benefit) computed at
  federal statutory rate.................      -34.0%     34.0%    -34.0%
State taxes, net of federal benefit......        2.7%      --        --
Foreign taxes............................       29.6%      5.0%      1.4%
Goodwill amortization....................       36.0%      8.3%      2.1%
Adjustment to valuation allowance........       49.0%    -27.3%     49.5%
Tax-exempt interest income...............        --      -16.1%    -19.0%
Other individually immaterial items......       15.3%      1.1%      1.4%
                                            --------- --------- ---------
Effective tax rate.......................       98.6%      5.0%      1.4%
                                            ========= ========= =========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                              1997      1996
                                            --------- ---------

DEFERRED TAX LIABILITIES
Difference in accounting periods...........  ($2,889)  ($2,854)
                                            --------- ---------

DEFERRED TAX ASSETS
Net operating loss carryforwards...........    2,531     2,576
Tax credit carryforwards...................    2,886     2,622
Fixed assets...............................    1,686       986
Allowance for doubtful accounts............      780       839
Other accruals and reserves not currently
  deductible for tax purposes..............    2,206     1,897
Inventory valuation accounts...............    2,026     2,272
Other......................................       63        41
                                            --------- ---------
                                              12,178    11,233
Valuation allowance........................   (9,289)   (6,356)
                                            --------- ---------
                                               2,889     4,877
                                            --------- ---------
Total deferred taxes........................   $  --    $2,023
                                            ========= =========

        The change in the valuation allowance was a net increase of $2,933,000, $770,000 and $3,468,000 for 1997, 1996 and 1995, respectively.
Approximately $775,000 of the valuation allowance is related to stock options which will be credited to additional paid-in capital when realized.

        As of November 1, 1997, the Company has federal tax net operating loss carryforwards of approximately $7,100,000 which will expire in 1999 through 2012, if not utilized. Also available at November 1, 1997 are tax credit carryforwards for federal and state income tax purposes of approximately $1,875,000 and $1,500,000 respectively, which will expire in the years 2002 through 2010, if not utilized. Utilization of approximately $5,000,000 of the federal net operating loss carryforwards and the deduction equivalent of approximately $118,000 of tax credit carryforwards are limited to less than $1,000,000 per year, due to the application of the change in ownership provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

OTHER EXPENSES

        During the second quarter of fiscal 1997, the Company recorded restructuring and other charges of $3.3 million. These expenses consisted of $2.4 million in restructuring charges and $0.9 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges primarily represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president. The Company restructured its business to align its operational expenses with its anticipated revenue levels. As of November 1, 1997, $0.3 million remains in accrued liabilities relating primarily to severance payments after cash payments of $1.8 million.



SEGMENT INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of systems and software for communications applications including voice messaging, facsimile storage and forwarding and interactive voice response. No customer represented more than 10% of net revenue in 1996. Sprint Corporation accounted for approximately 12% of net revenue in 1995.

        Export revenue consist of sales from the Company's U.S. operating company to non-affiliated customers by geographic area after adjustments to include such export sales based on the location of the customer (in thousands):

                                       1997       1996        1995
                                    ---------- ----------  ----------
Latin America..................       $16,200     $9,800      $2,900
Europe.........................        10,200      5,600       2,700
Far East.......................         9,200      1,500       2,700
Canada.........................         6,700      5,900       3,600
Australia......................         5,200      9,000       4,000
                                    ---------- ----------  ----------
                                      $47,500    $31,800     $15,900
                                    ========== ==========  ==========

 SUBSEQUENT EVENT

        In December 1997, the Board of Directors approved an increase in shares reserved for issuance under the Company's stock option plans and the Employee Stock Purchase plan of 555,000 and 100,000, respectively. The increase in the shares for the Employee Stock Plan and the increase in ISO shares for the 1997 Plan are subject to stockholders' approval. See the second and sixth paragraphs of "Commitments and Contingencies" Note.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

                                            Research             Net Income (Loss)     Shares
                                               and    Operating -------------------    Used in
                        Net       Gross     Develop-   Income                Per      Per Share       Stock Price Range
                       Revenue   Margin       ment     (Loss)    Amount     Share   Calculations       High  -   Low
                      --------- ---------   --------- --------- --------- --------- ---------------- ------------------
1997
  First quarter        $27,913   $16,570      $5,693      $259      $680     $0.10         6,986      $14.73 -   12.13
  Second quarter (1)    24,899    14,060       5,451    (6,871)   (6,304)    (0.90)        6,994 (2)   13.75 -    9.50
  Third quarter         27,010    15,461       4,959    (1,138)    3,149      0.45         7,019       13.75 -    9.50
  Fourth quarter        29,014    17,084       5,157       791       797      0.11         7,176       21.88 -   11.00
                      --------- ---------   --------- --------- --------- ---------
                      $108,836   $63,175     $21,260   ($6,959)  ($1,678)   ($0.24)        6,943 (2)    $21.88 -    9.50
                      ========= =========   ========= ========= ========= ========= =============    ==================

1997
  First quarter        $24,013   $14,502 (3)  $4,574       $42      $507     $0.07         6,980      $23.00 -   16.25
  Second quarter        24,533    13,583 (3)   4,961    (1,861)   (1,311)    (0.19)        6,806 (2)   23.75 -   15.88
  Third quarter         26,500    15,714 (3)   5,114       100       710      0.10         6,958       23.63 -   12.88
  Fourth quarter        29,278    18,009 (3)   5,505       541     1,094      0.16         6,954       16.88 -   12.75
                      --------- ---------   --------- --------- --------- ---------
                      $104,324   $61,808     $20,154   ($1,178)   $1,000     $0.14         6,981      $23.75 -   12.75
                      ========= =========   ========= ========= ========= ========= =============    ==================

(1) During the second quarter of fiscal 1997, the Company recorded restructuring and other charges of $3.3 million. The expenses consisted of $2.4 million in restructuring charges and $0.9 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges primarily represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer.
 (2) Stock option shares excluded from the shares used in per share calculations since including these shares would decrease the net loss per share.
(3) In the fourth quarter of fiscal 1996, the Company reclassified certain customer training and support costs from selling, general, and administrative expenses to cost of goods sold to more properly reflect their current and anticipated future direct correlation to product and service revenues. All 1996 quarterly financial data has been reclassified for consistent presentation.

The Company's Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market System under the symbol CGRM. As of November 1, 1997, there were approximately 350 stockholders of record. The Company has not paid and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's bank credit line agreement requires the banks consent to pay cash dividends.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS

CENTIGRAM COMMUNICATIONS CORPORATION


        We have audited the accompanying consolidated balance sheets of Centigram Communications Corporation as of November 1, 1997 and November 2, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended November 1, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centigram Communications Corporation at November 1, 1997 and November 2, 1996, and the consolidated results of its operations and its cash flows for the three years in the period ended November 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ Ernst & Young LLP
                                               ERNST & YOUNG LLP




San Jose, California
December 1, 1997
except for the second and sixth paragraphs of "Commitments and Contingencies" and the note "Subsequent Events" as to which this date is January 9, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE
        REGISTRANT

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on March 31, 1998, under the headings "Proposal No. 1" and "Management".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 31, 1998, under the heading "Executive Officer Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 31, 1998, under the heading "Security Ownership of Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 31, 1998, under the heading "Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF CENTIGRAM COMMUNICATIONS CORPORATION ARE INCLUDED IN ITEM 8:

   FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS:
     Report of Independent Auditors
     Consolidated Balance Sheets--November 1, 1997 and November 2, 1996 Consolidated Statement of Operations--Years ended November 1, 1997,
      November 2, 1996 and October 28, 1995
     Consolidated Statements of Stockholders' Equity--Years ended November
      1, 1997, November 2, 1996 and October 28, 1995
     Consolidated Statements of Cash Flows--Years ended November 1, 1997,
      November 2, 1996 and October 28, 1995
     Notes to Consolidated Financial Statements--November 1, 1997 (except the note "Quarterly Financial Data (Unaudited)"

   SUPPLEMENTARY FINANCIAL DATA NOT COVERED BY REPORT OF INDEPENDENT
   AUDITORS:
     The note "Quarterly Financial Data (Unaudited)" in Notes to
      Consolidated Financial Statements

(A) 2.  FINANCIAL STATEMENT SCHEDULES:

The following financial schedules of the Registrant for the years ended November 1, 1997, November 2, 1996 and October 28, 1995


SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS:
Schedule II--Valuation and Qualifying Accounts

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






  EXHIBIT
  NUMBER                                               EXHIBIT DESCRIPTION
------------  -------------------------------------------------------------------------------------------------------
       3.1   Second Restated Certificate of Incorporation of Registrant.(1)
       3.2   Bylaws of Registrant.(1)
       4.1   Preferred Shares Rights Agreement dated as of October 20, 1992 by and between Registrant and The First
             National Bank of Boston.(2)
       4.2   Amendment to Preferred Shares Rights Agreement dated April 26, 1994.(4)
      10.1   Amended and Restated 1987 Incentive Stock Option Plan.(4)
      10.2   Amended and Restated 1991 Employee Stock Purchase Plan.(4)
      10.3   Settlement Agreement and Cross-License between the Company and VMX, Inc. dated June 29, 1990.(1)+
      10.4   Standard Triple Net Industrial Lease between the Company and Pactel Properties dated May 30, 1990.(1)
      10.7   Form of Change of Control Agreement.(1)
      10.8   Employment Agreement dated February 22, 1985 by and between Registrant and George H. Sollman, as amended.(1)
     10.11   Credit Agreement dated as of March 28, 1994 by and between the Registrant and Silicon Valley Bank.(4)
     10.12   Industrial Lease Agreement dated June 7, 1993 between the Company and Aetna Life Insurance Company.(3)
     10.13   Loan Modification Agreement entered into as of April 21, 1995 between the Registrant and Silicon Valley
             Bank.(5)
     10.14   Loan Modification Agreement entered into as of September 12, 1995 between the Registrant and Silicon
             Valley Bank.(5)
     10.15   1995 Nonstatutory Stock Option Plan.(5)
     10.16   Amendment to Triple Net Industrial Lease Between the Company and Bryan/Cilker Properties (successor in interest to Pactel Properties) dated December 23, 1996. (6)
     10.17   1997 Stock Plan. (6)
     10.18   Promissory Note dated April 15, 1996 between the Company and George H. Sollman. (6)
     10.19   Standard Triple Net Industrial Lease between the Company and Sobrato Interests III dated December 20,
             1996. (6)
     10.20   Standard Triple Net Industrial Lease between the Company and Sobrato Interests III dated December 20,
             1996. (6)
     10.21   Amended and Restated Loan Agreement entered into April 30, 1997 between the Company and Silicon
             Valley Bank and Bank of Hawaii.
     10.22   Settlement Agreement and Mutual Release between the Company and George H. Sollman dated August 1,
             1997.
     10.23   Promissory note dated February 18, 1997 between the Company and Dennis L. Barsema.
     10.24   Settlement Agreement and General Release dated October 4, 1997 between the Company and Dennis L.
             Barsema.
     10.25   Termination of Build to Suit Leases and Loan to Sobtrato Interests III.
      11.1   Statement of Computation of Earnings Per Share.
      21.1   List of Subsidiaries of Registrant.
      23.1   Consent of Independent Auditors.
      27.1   Financial Data Schedules.

- -----------------------

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

(6) Incorporated by reference to Annual Report on Form 10-K for fiscal 1996.

+   Confidential treatment granted as to certain portions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTIGRAM COMMUNICATIONS CORPORATION

Date: January 23, 1998         By:            /s/ Robert L. Puette
                                     ----------------------------------------
                                                  Robert L. Puette
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

          Signature                         Title                    Date
------------------------------ -------------------------------- --------------
    /s/ ROBERT L. PUETTE       President, Chief Executive       January 23, 1998
 ----------------------------    Officer, Director
        Robert L. Puette         (Principal Executive
                                 Officer)

      /s/ DENNIS P. WOLF       Senior Vice President and        January 23, 1998
 ----------------------------    Chief Financial Officer
        Dennis P. Wolf         (Principal Financial Officer)

    /s/ THOMAS E. BRUNTON      Vice President and               January 23, 1998
 ----------------------------    Controller (Principal
        Thomas E. Brunton          Accounting Officer)

      /s/ JAMES H. BOYLE       Director                         January 23, 1998
 ----------------------------
        James H. Boyle

     /s/ DOUGLAS CHANCE        Director                         January 23, 1998
 ----------------------------
        Douglas Chance

    /s/ JAMES F. GIBBONS       Director                         January 23, 1998
 ----------------------------
      James F. Gibbons

    /s/ DAVID S. LEE           Director                         January 23, 1998
 ----------------------------
      David S. Lee

      /s/ DEAN O. MORTON       Director                         January 23, 1998
 ----------------------------
        Dean O. Morton

                                 SCHEDULE II
                      CENTIGRAM COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              Additions    Additions
                                Balance at   Charged to    Charged to                   Balance
                                 Beginning  Statement of     Other                      at end
                                  of Year    Operations   Amounts (2)  Deductions (1)   of Year
                                ----------- ------------- ------------ --------------- ---------
Year ended November 1, 1997
 Allowance for doubtful accounts      $955          $160     $    --             $341      $774
 Product return reserve              1,100          --           (150)         --           950

Year ended November 2, 1996
 Allowance for doubtful accounts       841           330          --              216       955
 Product return reserve              1,100          --            --           --         1,100

Year ended October 28, 1995
 Allowance for doubtful accounts     1,380          --            --              539       841
 Product return reserve                825          --            275          --         1,100


--------------------------------

(1) Writeoffs of uncollectible accounts, net of recoveries.

(2) The product return reserve is charged to revenue.