Form 10-Q
period 1998-01-31
CENTIGRAM COMMUNICATIONS CORP
filed 1998-03-13
CIK 877908

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                for the quarterly period ended January 31, 1998

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

The number of outstanding shares of the Registrant's Common Stock as of February 28, 1998 was 7,171,000.

 ==========================================================================

Part 1.  Financial Information
Item 1.   Financial Statements
                  Centigram Communications Corporation
                      Consolidated Balance Sheets
             (In thousands, except share and per share data)

                                                    January 31,  November 1,
                                                    1998         1997
                                                    -----------  -----------
                                                    (Unaudited)    (Note)
ASSETS
Current assets:
    Cash and cash equivalents                         $25,262      $19,791
    Short-term investments                             29,843       32,262
    Trade receivables, net                             15,463       21,637
    Inventories                                         8,803        9,060
    Other current assets                                2,084        2,370
                                                   -----------  -----------
        Total current assets                           81,455       85,120
Property and equipment, net                            11,465       12,893
Intangible assets, net                                  1,401        1,468
Deposits and other assets                                 316          439
                                                   -----------  -----------
                                                      $94,637      $99,920
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $7,497       $6,925
    Accrued compensation                                3,872        5,141
    Accrued expenses and other liabilities              4,770        3,991
    Warranty and retrofit reserves                      2,204        2,161
    Current portion of capital lease obligations           38           78
                                                   -----------  -----------
        Total current liabilities                      18,381       18,296

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
        authorized; none outstanding                    --           --
    Common stock, $.001 par value, 25,000,000
        authorized; 7,171,000 and 7,110,000
        outstanding and capital in excess of
        par value                                      91,011       90,724
    Treasury stock, at cost                            (2,159)      (2,427)
    Accumulated deficit                               (12,683)      (6,670)
    Unrealized gain on investments                        151           68
    Cumulative translation adjustments                    (64)         (71)
                                                   -----------  -----------
        Total stockholders' equity                     76,256       81,624
                                                   -----------  -----------
                                                      $94,637      $99,920
                                                   ===========  ===========


Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                        Centigram Communications Corporation
                       Consolidated Statements of Operations
                (In thousands, except per share data - unaudited)

                                             Quarter Ended
                                        ----------------------
                                        January 31, February 1,
                                        1998        1997
                                        ----------  ----------
Net revenue                               $18,158     $27,913

Cost and expenses:
  Costs of goods sold                       9,071      11,343
  Research and development                  4,972       5,693
  Selling, general and administrative      10,741      10,618

                                        ----------  ----------
                                           24,784      27,654
                                        ----------  ----------
Operating income (loss)                    (6,626)        259
Other income and expense, net                 723         497
                                        ----------  ----------
Income (loss) before income taxes          (5,903)        756
Provision for income taxes                     75          76
                                        ----------  ----------
Net income (loss)                         ($5,978)       $680
                                        ==========  ==========

Net income (loss) per share:
  Basic                                    ($0.85)      $0.10
                                        ==========  ==========
  Diluted                                  ($0.85)      $0.10
                                        ==========  ==========
Common and common equivalent
shares used in computing per
share amounts:
  Basic                                     7,016       6,959
                                        ==========  ==========
  Diluted                                   7,016       6,986
                                        ==========  ==========

                        See accompanying notes.

                         Centigram Communications Corporation
                        Consolidated Statements of Cash Flows
                               (In thousands - unaudited)

                                                       Quarter Ended
                                                  ----------------------
                                                  January 31, February 1,
                                                  1998        1997
                                                  ----------  ----------
Cash and equivalents, beginning of period           $19,791     $12,668

Cash flows from operations:
    Net income (loss)                                (5,978)        680
    Depreciation and amortization                     2,174       1,987
    Trade receivables                                 6,174      (1,076)
    Inventories                                         257         (17)
    Other assets                                        409         (57)
    Accounts payable                                    572      (1,401)
    Accrued expenses and other liabilities             (447)        151
                                                  ----------  ----------
                                                      3,161         267
                                                  ----------  ----------
Cash flows from investing:
    Purchase of short-term investments               (8,320)    (15,793)
    Proceeds from sales and maturities of
      short-term investments                         10,822      18,155
    Purchase of property and equipment                 (672)     (1,982)

                                                  ----------  ----------
                                                      1,830         380
                                                  ----------  ----------
Cash flows from financing:
    Proceeds from sale of common stock                2,079         978
    Purchase of treasury shares                      (1,559)         --
    Principal payments on capital leases                (40)        (37)

                                                  ----------  ----------
                                                        480         941
                                                  ----------  ----------
Net change in cash and equivalents                    5,471       1,588
                                                  ----------  ----------
Cash and equivalents, end of period                 $25,262     $14,256
                                                  ==========  ==========

                          See accompanying notes.

                        Centigram Communications Corporation
                     Notes to Consolidated Financial Statements
                                      (unaudited)


BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. The results of operations for the quarter ended January 31, 1998 may not necessarily be indicative of the results for the fiscal year ending October 31, 1998 or any future period.

INVENTORIES
Inventories consisted of (in thousands):

                                          January 31,   November 1,
                                           1998         1997
                                           ---------   ---------
  Raw materials.....................         $3,111      $3,005
  Work-in-process...................          2,700       2,274
  Finished goods....................          2,992       3,781
                                           ---------   ---------
                                             $8,803      $9,060
                                           =========   =========


Earnings (Loss) Per Share
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which was required to be adopted on December 31, 1997. The Company adopted this statement in the current quarter and restated the quarter ended February 1, 1997. The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                 Quarter Ended
                                            -----------------------
                                            January 31,  February 1
(in thousands, except per share data)       1998         1997
------------------------------------------- ----------   ----------
Numerator:
  Net income (loss)                           ($5,978)        $680
                                            ==========   ==========
Denominator:
  Denominator for basic EPS -
    weighted average shares                     7,016        6,959
  Effect of dilutive securities:
    Employee stock options                         --           27
                                            ----------   ----------
  Denominator for diluted EPS -
    adjusted weighted average shares            7,016        6,986
                                            ==========   ==========

Basic earnings (loss) per share                ($0.85)       $0.10
                                            ==========   ==========

Diluted earnings (loss) per share              ($0.85)       $0.10
                                            ==========   ==========

     Options were outstanding during the fiscal quarter ended January 31, 1998, but were excluded from the computation of diluted net loss per common share because the effect in a quarter with a net loss would be anti-dilutive. Options to purchase 1,319,000 shares of common stock at a weighted-average price of $17.95 per share were outstanding during the fiscal quarter ended February 1, 1997, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centigram Communications Corporation

     The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rate, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Certain Trends and Uncertainties," and elsewhere herein.
     Centigram designs, manufactures and markets wireless and wireline messaging and communication systems that integrate voice, data and facsimile on the Company's communications server and provide access to this multimedia information through a telephone or a PC. Centigram's applications all operate on a common hardware and software platform based on industry-standard hardware and software which is the Company's implementation of its modular expandable system architecture. Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.

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

RESULTS OF OPERATIONS

        Net revenue for the first quarter of fiscal 1998 ended January 31, 1998 was 35% lower than net revenue for the corresponding quarter of fiscal 1997 and 37% lower than net revenue for the fourth quarter of fiscal 1997. The decrease in net revenue from the first quarter of 1997 reflects lower sales in all major product segments, including lower sales of both large system and small system products. Sales to export customers decreased 40% year over year, decreasing from 46% of net revenue in the first quarter of fiscal 1997 to 42% in the first quarter of fiscal 1998. This decrease in export sales resulted primarily from reduced sales to customers in Europe and the Pacific Rim and delayed orders in Latin America. CPE sales also decreased in the first quarter of 1998 over the prior year due to reduced orders from key distributors of the Company as they experienced lower levels of orders. The Company also continues to experience increased competition from PC based system products and sales levels during the first quarter were also adversely affected by the turnover in the last six months of a number of sales employees. The decrease in net revenue from the fourth quarter of fiscal 1997 also reflects the same factors as noted above.

        Gross margin was 50.0%, 59.4% and 58.8% of net revenue in the first quarter of fiscal 1998, the first quarter of 1997, and the fourth quarter of 1997, respectively. The Company experienced a reduction in its gross margin from the first quarter of last year primarily due to reduced sales and reduced margins of large systems sold to service provider customers, offset in part by lower provisions for inventory obsolescence. The lower gross margin in the first quarter of 1998 as compared to the fourth quarter of 1997 reflects reduced sales and also reduced margins on the Company's large system products offset in part by lower warranty costs in the first quarter. There can be no assurance that the Company's gross margins will not continue to decline in future periods. See "Certain Trends and Uncertainties."

    Research and development (R&D) expenses decreased 13% in the first quarter as compared to the corresponding quarter of 1997 and were 4% lower than the R&D expenses for the fourth quarter of fiscal 1997. These decreases in expenses primarily result from lower salaries and benefits due to a lower average headcount in the first quarter of fiscal 1998 as compared to the other periods. R&D expenses represented 27%, 20%, and 18% of net revenue, respectively, in the first quarter of 1998, the first quarter of 1997, and the fourth quarter of 1997. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase in future periods, notwithstanding the level of sales realized in future quarters.

        Selling, general and administrative (SG&A) expenses for the first quarter were 1% above SG&A expenses in the first quarter of 1997 and 6% below such expenses in the fourth quarter of fiscal 1997. The increase in SG&A expenses for the first fiscal quarter of 1998 as compared to the first fiscal quarter of 1997 reflects increased sales expenses and expansion of the Company's customer support programs, including increases in salaries and facilities costs. The first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 reflects primarily lower commission expenses resulting from lower levels of quarterly revenue. SG&A expenses represented 59%, 38%, and 39% of net revenue, respectively, in the first quarter of 1998, the first quarter of 1997, and the fourth quarter of fiscal 1997. The Company believes that continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.

        The Company recorded a provision for income taxes for the first quarter of fiscal 1998 for anticipated foreign income tax liabilities. No income tax benefit has been recorded for the losses incurred in the first three months of fiscal 1998 and 1997, respectively, because realization of the deferred tax assets arising as a result of the losses sustained are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the losses incurred.

        The Company is in active negotiations to sell its CPE business unit. Any such sale, if consummated, would result in a material reduction in the Company's revenues, expenses, and cash flows associated with this business unit. There can be no assurance that such negotiations will result in the sale of the Company's CPE business unit.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents and short-term investments at the end of the first quarter were $55.1 million, increasing $3.0 million from the November 1, 1997 balance of $52.1 million.
        Net cash generated from operating activities was $3.2 million during the first quarter of fiscal 1998. Trade receivables at the end of the quarter decreased $6.2 million from the November 1, 1997 year end balance primarily due to reduced revenues in the first quarter as compared to the fourth quarter. Days sales outstanding (computed using quarterly revenues) were 77 days at the first quarter as compared to 68 days at end of fiscal 1997. This increase in days sales outstanding was primarily due to a greater percentage of quarterly sales occurring at the end of the first quarter as compared to the fourth quarter and extended payment terms to selected service provider customers. Inventory levels at January 31, 1998 were down slightly from year end balances.
The Company expects receivables and inventories to continue to represent a significant portion of working capital.
        During the first fiscal quarter ended January 31, 1998, the Company purchased approximately $0.7 million in capital expenditures. These expenditures consisted primarily of computer equipment and engineering software. The Company currently expects to spend approximately $5.0 million for capital equipment during fiscal 1998. The Company may finance a portion of these expenditures through leasing arrangements. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit and lease credit arrangements, will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1998.
        The Company's principal sources of liquidity as of January 31, 1998 consisted of $55.1 million of cash and cash equivalents and short-term investments and $20.0 million available under the Company's bank line of credit (which expires April 29, 1998). The Company expects to renew this bank line in the near term. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the bank line as of the end of the fiscal quarter.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and net revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters.
        If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors and the Company's sales force in selling the Company's products, changes in distributor inventory levels, the ability of the Company's joint marketing partners to ship products during the quarter, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has recently experienced higher than usual headcount turnover, including its CPE sales force, which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.
        A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 39%, 31% and 28% of the Company's net revenue in the first quarter of fiscal 1998, the first quarter of fiscal 1997, and all of fiscal 1997, respectively, although the Company's five largest customers were not the same in the three periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.
        Approximately 42% of the Company's sales in the first fiscal quarter ended January 31, 1998 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia have been adversely affected by financial difficulties in that region and may be so adversely affected in the future.
        The Company's gross margin can be affected by a number of factors, including changes in product configuration and mix including the volume of OEM products, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in its markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. The Company anticipates that its sales mix will continue to fluctuate in future periods.
        The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect the Company's financial position, operating results and cash flows.
        The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. The Company has been notified by suppliers that certain components will no longer be manufactured. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply although such alternatives have resulted in increased costs to the Company. However, the inability to develop such alternative sources if and as required in the future, to obtain sufficient sole or limited source components as required, or to locate alternatives to discontinued parts would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.
        In addition, a number of other companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company is in the process of evaluating the assertions of Lucent. Lucent, or any other third party, alleging infringement, could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations, There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.
        The Company has conducted a comprehensive review of its internal computer systems, as well as the Company`s product line, to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems or the Company's product line. However, if such modifications are not made in a timely manner, the Company or its customers may be unable to implement appropriate Year 2000 solutions, which could have a material adverse affect on the Company's business, financial condition or results of operations.
        In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a)     Exhibits
                27.1 Financial Data Schedule.
        (b)     Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended January 31,1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTIGRAM COMMUNICATIONS CORPORATION
                                         (Registrant)

Date:  March 13, 1998           By:       /s/ Robert L. Puette

                        Robert L. Puette
                        President and Chief Executive
                        Officer



Date:  March 13, 1998           By:       /s/ Dennis P. Wolf
                        Dennis P. Wolf
                        Sr. Vice President and
                        Chief Financial Officer