Form 10-Q
period 1998-05-02
CENTIGRAM COMMUNICATIONS CORP
filed 1998-06-15
CIK 877908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   for the quarterly period ended May 2, 1998

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

                                 Yes |X| No |_|


The number of outstanding shares of the Registrant's Common Stock as of May 29, 1998, was 7,171,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Centigram Communications Corporation
Condensed Consolidated Balance Sheets

                                                                                                     May 2,              November 1,
(In thousands, except share and per share data)                                                       1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)               (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                                       $ 11,723               $ 19,791
    Short-term investments                                                                            34,667                 32,262
    Trade receivables, net                                                                            18,031                 21,637
    Inventories                                                                                        8,399                  9,060
    Other current assets                                                                               1,543                  2,370
                                                                                                    --------               --------
        Total current assets                                                                          74,363                 85,120
Property and equipment, net                                                                           10,178                 12,893
Intangible assets, net                                                                                 1,332                  1,468
Deposits and other assets                                                                              2,523                    439
                                                                                                    --------               --------
                                                                                                    $ 88,396               $ 99,920
                                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                $  6,555               $  6,925
    Accrued compensation                                                                               4,060                  5,141
    Accrued expenses and other liabilities                                                             4,187                  4,069
    Warranty and retrofit reserves                                                                     2,237                  2,161
                                                                                                    --------               --------
        Total current liabilities                                                                     17,039                 18,296
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
         authorized; none outstanding
    Common stock, $.001 par value, 25,000,000
         authorized; 7,171,000 and 7,110,000
         outstanding and capital in excess of par value                                               90,826                 90,724
    Treasury stock, at cost                                                                           (2,333)                (2,427)
    Accumulated deficit                                                                              (17,292)                (6,670)
    Unrealized gain on investments                                                                       203                     68
    Cumulative translation adjustments                                                                   (47)                   (71)
                                                                                                    --------               --------
        Total stockholders' equity                                                                    71,357                 81,624
                                                                                                    --------               --------
                                                                                                    $ 88,396               $ 99,920
                                                                                                    ========               ========

Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Operations (Unaudited)

                                                                         Quarter Ended                        Six Months Ended
                                                                   May 2,             May 3,             May 2,              May 3,
(In thousands, except share and per share data)                     1998               1997               1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Net revenue                                                       $ 21,202           $ 24,899           $ 39,360           $ 52,812
Cost and expenses:
    Costs of goods sold                                             10,153             10,839             19,224             22,182
    Research and development                                         5,115              5,451             10,087             11,144
    Selling, general and administrative                             11,081             11,917             21,822             22,535
    Other expenses                                                    --                3,563               --                3,563
                                                                  --------           --------           --------           --------
                                                                    26,349             31,770             51,133             59,424
                                                                  --------           --------           --------           --------

Operating loss                                                      (5,147)            (6,871)           (11,773)            (6,612)
Other income and expense, net                                          606                567              1,329              1,064
                                                                  --------           --------           --------           --------
Loss before income taxes                                            (4,541)            (6,304)           (10,444)            (5,548)
Provision for income taxes                                              65               --                  140                 76
                                                                  --------           --------           --------           --------

Net loss                                                          $ (4,606)          $ (6,304)          $(10,584)          $ (5,624)
                                                                  ========           ========           ========           ========

Basic earnings (loss) per share                                   $   (.66)          $   (.90)          $  (1.51)          $   (.81)
                                                                  ========           ========           ========           ========
Diluted earnings (loss) per share                                 $   (.66)          $   (.90)          $  (1.51)          $   (.81)
                                                                  ========           ========           ========           ========

See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            Six Months Ended
                                                          May 2,        May 3,
(In thousands)                                             1998          1997
-------------------------------------------------------------------------------
Cash and equivalents, beginning of period                $ 19,791      $ 12,668
                                                         --------      --------

Cash flows from operations:
    Net loss                                              (10,584)       (5,624)
    Depreciation and amortization                           4,136         4,635
    Trade receivables                                       3,606         2,358
    Inventories                                               661           400
    Other assets                                           (1,257)        1,302
    Accounts payable                                         (370)       (1,562)
    Accrued expenses and other liabilities                   (887)          865
                                                         --------      --------
                                                           (4,695)        2,374
                                                         --------      --------

Cash flows from investing:
    Purchase of short-term investments                    (25,179)      (44,040)
    Proceeds from sales and maturities of
        short-term investments                             22,909        43,178
    Purchase of property and equipment                     (1,261)       (4,145)
    Purchase of other assets                                 --            (713)
                                                         --------      --------
                                                           (3,531)       (5,720)
                                                         --------      --------

Cash flows from financing:
    Proceeds from sale of common stock                      2,612         1,005
    Purchase of treasury shares                            (2,454)         --
                                                         --------      --------
                                                              158         1,005
                                                         --------      --------
Net change in cash and equivalents                         (8,068)       (2,341)
                                                         --------      --------
Cash and equivalents, end of period                      $ 11,723      $ 10,327
                                                         ========      ========

See accompanying notes.

Centigram Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

         The accompanying consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. The results of operations for the quarter ended May 2, 1998, may not necessarily be indicative of the results for the fiscal year ending October 31, 1998 or any future period.

Inventories

                                                    May 2,           November 1,
(In thousands)                                      1998                1997
-----------------------------------------------------------------------------
Raw materials                                       $3,570             $3,005
Work-in-process                                      2,956              2,274
Finished goods                                       1,873              3,781
                                                    ------             ------
                                                    $8,399             $9,060
                                                    ======             ======


Other Expenses

During the second quarter ended May 3, 1997, the Company recorded other operating expenses of approximately $3,563,000, consisting of $2,352,000 in restructuring charges and $1,211,000 in direct expenses associated with the proposed acquisition of Voice Tel Enterprises and Voice-Tel Network ("Voice-Tel").

Software Revenue Recognition

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The statements will be effective for the Company in fiscal 1999. The adoption of the statements is not expected to have a material adverse affect on the Company's results of operations.

Capitalized Software

In March 1998, the AcSEC issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1"), which generally would require the capitalization of internal use software. The new SOP is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

Subsequent Event

On May 8, 1998, the Company sold its Customer Premises Equipment (CPE) business unit to Mitel Corporation ("Mitel") for $26,800,000 in cash, including approximately $4,800,000 for accounts receivable and inventory. This sale of the CPE business unit consisted of fixed assets, technology for the Company's NT product development program, and a perpetual license to the Company's products. As part of this transaction, Mitel assumed leases for two of the Company's facilities, certain other liabilities related to customer contracts and warranties, and hired 74 of the Company's employees primarily in sales, service, and engineering product development.

Earnings (Loss) Per Share

         In February  1997,  the  Financial  Accounting  Standards  Board issued
Statement No. 128, "Earnings per Share," (FAS 128), which was required to be adopted on December 31, 1997. The Company adopted this statement in its first quarter ended January 31, 1998. The following table sets forth the computation of basic and diluted earnings (loss) per share. The quarter and six months ended
May 3, 1997 have been restated in accordance with FAS 128.

                                                                   Quarter Ended                  Six Months Ended
                                                              May 2,           May 3,           May 2,          May 3,
(In thousands, except per share data)                          1998             1997             1998            1997
------------------------------------------------------------------------------------------------------------------------
Numerator:
     Net loss                                              $   (4,606)       $  (6,304)       $  (10,584)     $  (5,624)
                                                           ==========        =========        ==========      =========
Denominator:
   Denominator for basic EPS -
      weighted average shares                                   6,996            6,994             7,006          6,977
   Effect of dilutive securities:
      Employee stock options                                     --               --                --             --
                                                           ----------        ---------        ----------      ---------
   Denominator for diluted EPS -
      adjusted weighted average shares                          6,996            6,994             7,006          6,977
                                                           ----------        ---------        ----------      ---------

Basic earnings (loss)  per share                           $     (.66)       $    (.90)       $    (1.51)     $  (.81)
                                                           ==========        =========        ==========      =========
Diluted earnings (loss) per share                          $     (.66)       $    (.90)       $    (1.51)     $  (.81)
                                                           ==========        =========        ==========      =========


Options were outstanding during the fiscal quarters and six months ended May 2, 1998 and May 3, 1997 but were excluded from the computation of diluted net loss per common share because the effect in these periods would have been anti-dilutive.

Centigram Communications Corporation

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

         Centigram's systems can be integrated with central office, mobile switch and paging terminal systems as well as with most telephone PBX systems. Such systems are used for switching telephone calls in a variety of customer premises equipment (CPE) and service provider environments. On May 8, 1998, the Company licensed Mitel Corporation to sell its technology to CPE customers and agreed, until May 8, 2001, not to compete in the CPE market. This transaction is referred to now as the "CPE Sale." The Company's products can also connect with a broad range of host and local area network (LAN) - based computer systems, including systems based on widely-used mainframes and minicomputers and personal computers in LANs. In addition, Centigram systems located at different sites can be linked together in a digital network.

Results of Operations

         Net revenue for the second quarter of fiscal 1998 ended May 2, 1998 was 15% lower than net revenue for the corresponding quarter of fiscal 1997. This decrease in net revenue reflects lower sales of both large system and small system products. Sales to export customers decreased 20% year over year, decreasing from 55% of net revenue in the second quarter of fiscal 1997 to 52% in the second quarter of fiscal 1998. This decrease in export sales resulted primarily from reduced sales to customers in Australia and Latin America. CPE sales also decreased over the prior year due to reduced orders from key distributors of the Company as they experienced lower levels of customer orders partially caused by deferral resulting from the Company's announcement that it was in active negotiations to sell its CPE business unit. During the quarter, the Company continued to experience increased competition from PC based system products in its CPE business unit.

         Net revenue for the first six months of fiscal 1998 was 25% lower than net revenue for the comparable 1997 period. This decrease reflects lower sales of both large and small system products. Sales to export customers decreased 30% for the six months year over year, decreasing from 50% of revenue to 47% because of the same factors as noted above. During the first six months of fiscal 1998, sales to CPE customers declined approximately 44% from the same period of the prior year due to similar factors as previously noted in the second quarter comparison to the prior years second quarter. As a result of the CPE sale, the Company is no longer selling its products to CPE customers. Accordingly, the Company expects its revenue will decline in the third fiscal quarter of 1998.

         Gross margin was 52.1% and 56.5% of net revenue in the second quarter of fiscal 1998, and the second quarter of 1997, respectively. The Company experienced a reduction in its gross margin from the second quarter of last year primarily due to reduced sales of large systems sold to service provider customers, offset in part by a favorable mix of fewer small systems that typically have lower margins. Gross margins for the first six months of fiscal 1998 was 51.1% of net revenue as compared to 58.0% for the first six months of fiscal 1997. This decrease reflects reduced sales and margins of larger system products and text-to-speech products offset in part by higher margins on system upgrades and expansions and lower provisions for inventory obsolescence. As a result of the CPE sale, the Company expects lower sales of small system products which typically have smaller gross margins. There can be no assurance that the Company's gross margins will not continue to decline in future periods. See "Certain Trends and Uncertainties."

         Research and development (R&D) expenses decreased 6% in the second quarter as compared to the corresponding quarter of 1997. This decrease in expenses primarily results from lower salaries, benefits and travel due to a lower average headcount in the second quarter of fiscal 1998 as compared to the prior year. R&D expenses represented 24% and 22% of net revenue for the second quarter of 1998 and 1997, respectively. Research and development expenses decreased 9% in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 and represented 26% and 21% of net revenues for each respective period. These decreases are primarily related to the same factors as noted above. The Company's R&D headcount was reduced as a result of the CPE sale and, as a result, the Company expects R&D expenses to decline in the third fiscal quarter of 1998. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position, and accordingly, the Company expects to continue to invest in R&D.

         Selling, general and administrative (SG&A) expenses for the second quarter were 7% below SG&A expenses for the second quarter of 1997. This decrease in SG&A expenses reflects decreased sales expenses including decreases in travel, recruiting, and outside services. SG&A expenses represented 52% and 48% of net revenue in the second quarter of 1998 and 1997, respectively. Selling, general and administrative costs for the first six months of fiscal 1998 were 3% less than the prior year six month period and represented 55% and 43% of net revenue for the respective periods. This decrease in expenses is attributable to the same cause noted above. The Company's SG&A headcount was reduced as a result of the CPE sale and, as a result, the Company expects SG&A expenses to decline in the third fiscal quarter of 1998. The Company believes that continued investments in sales and customer support, particularly in export markets, are essential to maintaining its competitive position.

         Other expenses were $3.6 million in the second quarter and first six months of fiscal 1997 and zero for the comparable periods in fiscal 1998. These changes represented approximately $2.4 million in restructuring charges and $1.2 million in expenses associated with the proposed acquisition of Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel") which was terminated during the second quarter of fiscal 1997.

         The Company recorded a provision for income taxes in the first and second quarters of fiscal 1998 for anticipated foreign income tax liabilities. No income tax benefit has been recorded for the losses incurred in the first six months of fiscal 1998 and 1997, respectively, because realization of the deferred tax assets arising as a result of the losses sustained are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the losses incurred.

Liquidity and Capital Resources

         Cash and cash equivalents and short-term investments at the end of the second quarter were $46.4 million, decreasing $5.7 million from the November 1, 1997 balance of $52.1 million.

         For the six months ended May 2, 1998, the Company used cash from operating activities of $4.7 million. Trade receivables at the end of the second quarter decreased $3.6 million from the November 1, 1997 year-end balance primarily due to reduced revenues in the second quarter as compared to the fourth quarter. Days sales outstanding (computed using quarterly revenues) were 77 days at the second quarter as compared to 68 days at end of fiscal 1997. This increase in days sales outstanding was primarily due to extended payment terms to selected international service provider customers. Inventory levels at May 2, 1998 were down slightly from year-end balances. The Company expects receivables and inventories to continue to represent a significant portion of working capital.

         During the six months ended May 2, 1998, the Company purchased approximately $1.3 million in capital expenditures. These expenditures consisted primarily of computer equipment and engineering software. The Company currently expects to spend approximately $4.0 million for capital equipment during fiscal 1998. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1998.

         The Company's principal sources of liquidity as of May 2, 1998 consisted of $46.4 million of cash and cash equivalents and short-term investments. The Company's bank line of credit expired on May 30, 1998. The Company expects to renew this line in the near term under similar terms and conditions which will require the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends.

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

         If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors and the Company's sales force in selling the Company's products, changes in distributor inventory levels, the ability of the Company's joint marketing partners to ship products during the quarter, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced higher than usual headcount turnover which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.

         A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 40% of the Company's net revenue in the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively, although the Company's five largest customers were not the same in the two periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

         Approximately 52% of the Company's sales in the second fiscal quarter ended May 2, 1998 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia have been adversely affected in recent quarters but to a lessor extent in the current quarter by financial difficulties in that region and may be so adversely affected in the future.

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

         The Company has conducted a review of its internal computer systems, as well as the Company's product line, to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems or the Company's product line. However, if such modifications are not made in a timely manner, the Company or its customers may be unable to implement appropriate Year 2000 solutions, which could have a material adverse affect on the Company's business, financial condition or results of operations.

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


PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of  Security Holders
           (a) The Annual Meeting of Stockholders of the Company was held on March 31, 1998 (the "Annual Meeting"), at which there were 7,171,000 shares of common stock issued and outstanding and entitled to vote. The vote of holders of record of shares of the Company's common stock outstanding at the close of business on February 6, 1998 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

           (b)  At the  Annual  Meeting,  stockholders  approved  the  following matters by the vote indicated:
                                                                                    VOTE
                                                        ------------------------------------------------------------
                                                               For                 Against             Abstained
                                                        ------------------    ------------------    ----------------
Election of Class III Directors
       Doug Chance                                          6,346,854                --                 182,199
       James F. Gibbons                                     6,346,025                --                 183,028
       Edward R. Kozel                                      6,346,967                --                 182,086


Approval of the  amendment  to the  Company's
1997 Stock Option Plan to increase the number
of shares of the Common  Stock  reserved  for
issuance  thereunder  from 375,000  shares to
730,000 shares.                                             2,861,818             2,126,705             77,244


Approval of the  amendment  to the  Company's
1991 Employee Stock Purchase Plan to increase
the number of shares of Common Stock reserved
for issuance  thereunder  from 675,000 shares
to 775,000 shares.                                          4,798,577              230,738              48,652


Ratification  of appointment of Ernst & Young
LLP independent  auditors for the fiscal year
ended October 31, 1998.                                     6,460,544                23,971             44,538

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                27.1 Financial Data Schedule.
           (b) Reports on Form 8-K There were no reports filed on Form 8-K during the quarter ended May 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CENTIGRAM COMMUNICATIONS CORPORATION
                                               (Registrant)




Date:  June 15, 1998                By      /s/ Robert L. Puette
                                          --------------------------------------
                                          Robert L. Puette
                                          President and Chief Executive Officer


Date:  June 15, 1998                By      /s/ Thomas E. Brunton
                                          --------------------------------------
                                          Thomas E. Brunton
                                          Sr. Vice President and
                                          Chief Financial Officer