Form 10-Q
period 1998-08-01
CENTIGRAM COMMUNICATIONS CORP
filed 1998-09-15
CIK 877908

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                for the quarterly period ended August 1, 1998

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

The number of outstanding shares of the Registrant's Common Stock as of August 28, 1998 was 7,171,000.

 ==========================================================================

Part 1.  Financial Information
Item 1.   Financial Statements
                   Centigram Communications Corporation
                   Condensed Consolidated Balance Sheets
             (In thousands, except share and per share data)

                                                    August 1,    November 1,
                                                    1998         1997
                                                    -----------  -----------
                                                    (Unaudited)    (Note)
ASSETS
Current assets:
    Cash and cash equivalents                          $15,958      $19,791
    Short-term investments                              36,303       32,262
    Trade receivables, net                              15,856       21,637
    Inventories                                          5,494        9,060
    Other current assets                                 1,473        2,370
                                                    -----------  -----------
        Total current assets                            75,084       85,120
Property and equipment, net                              6,847       12,893
Intangible assets, net                                   3,429        1,468
Deposits and other assets                                2,320          439
                                                    -----------  -----------
                                                       $87,680      $99,920
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $5,183       $6,925
    Accrued compensation                                 4,705        5,141
    Accrued expenses and other liabilities              12,227        4,069
    Warranty and retrofit reserves                       1,660        2,161
                                                    -----------  -----------
        Total current liabilities                       23,775       18,296

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
        authorized; none outstanding                     --           --
    Common stock, $.001 par value, 25,000,000
        authorized; 7,171,000 and 7,110,000
        outstanding and capital in excess of
        par value                                       90,626       90,724
    Treasury stock, at cost                             (6,036)      (2,427)
    Accumulated deficit                                (20,920)      (6,670)
    Unrealized gain on investments                         331           68
    Cumulative translation adjustments                     (96)         (71)
                                                    -----------  -----------
        Total stockholders' equity                      63,905       81,624
                                                    -----------  -----------
                                                       $87,680      $99,920
                                                    ===========  ===========
See accompanying notes.

Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                        Centigram Communications Corporation
                  Condensed Consolidated Statements of Operations
                (In thousands, except per share data - unaudited)

                                        Quarter Ended       Nine Months Ended
                                   ----------------------  ----------------------
                                   August 1,   August 2,   August 1,   August 2,
                                   1998        1997        1998        1997
                                   ----------  ----------  ----------  ----------
Net revenue                          $18,143     $27,010     $57,503     $79,822

Cost and expenses:
  Costs of goods sold                  8,837      11,549      28,061      33,731
  Research and development             4,056       4,959      14,143      16,103
  Selling, general and
     administrative                    9,826      11,640      31,648      34,175
  Non-recurring charges               14,000         --       14,000       3,563
                                   ----------  ----------  ----------  ----------
                                      36,719      28,148      87,852      87,572
                                   ----------  ----------  ----------  ----------
Operating loss                       (18,576)     (1,138)    (30,349)     (7,750)
Other income, net                     15,074       4,437      16,403       5,501
                                   ----------  ----------  ----------  ----------
Income (loss) before income taxes     (3,502)      3,299     (13,946)     (2,249)
Provision for income taxes               164         150         304         226
                                   ----------  ----------  ----------  ----------
Net income (loss)                    ($3,666)     $3,149    ($14,250)    ($2,475)
                                   ==========  ==========  ==========  ==========

Basic and diluted earnings
(loss) per share                      ($0.53)      $0.45      ($2.05)     ($0.36)
                                   ==========  ==========  ==========  ==========

Shares used for basic
earnings (loss) per share              6,885       6,934       6,966       6,963
                                   ==========  ==========  ==========  ==========

Shares used for diluted
earnings (loss) per share              6,885       7,019       6,966       6,963
                                   ==========  ==========  ==========  ==========

See accompanying notes.

                         Centigram Communications Corporation
                    Condensed Consolidated Statements of Cash Flows
                               (In thousands - unaudited)

                                                       Quarter Ended
                                                  ----------------------
                                                  August 1,   August 2,
                                                  1998        1997
                                                  ----------  ----------
Cash and equivalents, beginning of period           $19,791     $12,668
                                                  ----------  ----------
Cash flows from operations:
    Net loss                                        (14,250)     (2,475)
    Write-off of purchsed in-process technology       8,400        --
    Gain on sale of business units                  (14,302)     (3,598)
    Depreciation and amortization                     5,591       6,943
    Trade receivables                                 2,003       2,713
    Inventories                                         666       1,544
    Other assets                                       (977)        703
    Accounts payable                                 (2,135)       (858)
    Accrued expenses and other liabilities            5,306       2,435
                                                  ----------  ----------
                                                     (9,698)      7,407
                                                  ----------  ----------
Cash flows from investing:
    Purchase of short-term investments              (35,088)   (101,043)
    Proceeds from sales and maturities of
      short-term investments                         31,310     110,061
    Proceeds from the sale of CPE business unit      26,849        --
    Purchase of property and equipment               (1,817)     (5,783)
    Purchase of other assets                           --          (905)
    Acquisition of TTC                              (11,558)       --
                                                  ----------  ----------
                                                      9,696       2,330
                                                  ----------  ----------
Cash flows from financing:
    Proceeds from sale of common stock                3,267       1,991
    Purchase of treasury shares                         (78)       (114)
    Acquisition of treasury stock                    (7,020)     (2,958)
                                                  ----------  ----------
                                                     (3,831)     (1,081)
                                                  ----------  ----------
Net change in cash and equivalents                   (3,833)      8,656
                                                  ----------  ----------
Cash and equivalents, end of period                 $15,958     $21,324
                                                  ==========  ==========

See accompanying notes.

                        Centigram Communications Corporation
                   Notes to Condensed Consolidated Financial Statements
                                    (unaudited)


Basis of Presentation
        The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997. The results of operations for the three and nine month periods ended August 1, 1998 may not necessarily be indicative of the results for the fiscal year ending October 31, 1998 or any future period.

INVENTORIES
Inventories consisted of (in thousands):

                                            August 1,   November 1,
                                            1998        1997
                                            ----------- -----------
  Raw materials.....................            $1,991      $3,005
  Work-in-process...................             2,024       2,274
  Finished goods....................             1,479       3,781
                                            ----------- -----------
                                                $5,494      $9,060
                                            =========== ===========

Non-Recurring Charges
        During the third quarter ended August 1, 1998 the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of approximately $400,000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, accompanying condensed consolidated financial statements include the results of operations of TTC subsequent to the acquisition date. During the third quarter the Company recorded a non-recurring charge of $8.4 million, writing off the purchased in-process technology as the technology had not reached technological feasibility and had no alternative future use. The remainder of the purchased intangible assets will be amortized over their estimated useful lives, ranging from 36 to 84 months.

        In December 1997, as disclosed in the Company's Form 10-K, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company has continued to evaluate the assertions of Lucent and on August 25, 1998 signed a letter of intent pursuant to which the Company expects to pay Lucent $9,200,000 during its fourth quarter to settle this dispute. During the third quarter the Company accrued $7,600,000 million as additional costs, of which $5,600,000 was recorded as a non-recurring charge and $2,000,000, which is attributable to the CPE business, was recorded against the gain on the transaction and included in other income. A portion of the proposed settlement amount totaling $1,600,000 will be reflected, when paid, as prepaid royalties and will be amortized to cost of goods sold over the future royalty period.

                During the quarter ended May 3, 1997 the Company recorded charges of approximately $3.6 million, consisting of $2.4 million in restructuring charges and $1.2 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges noted above represent termination benefits for approximately 35 employees from all functions of the Company and costs associated with the resignation of the Company's president.

Other Income, Net
        On May 8, 1998, the Company licensed and sold certain Customer Premise Equipment ("CPE") business unit assets to Mitel Corporation ("Mitel") for a total purchase price of $26.8 million in cash, and Mitel assumed certain of the Company's liabilities. The Company recorded a pre-tax gain of approximately $14.3 million on this sale.

        On June 29, 1997, the Company sold it's Text-to-Speech business to Learnout & Hauspie Speech Products ("L&H") for $5.0 million in L&H common stock. The Company recorded a pre-tax gain computed as the difference between the fair market value of the shares received at closing and the net carrying value of related Text-to-Speech tangible and intangible assets, of approximately $3.6 million during the third quarter and subsequently sold this L&H stock for an additional gain of approximately $0.3 million.

Earnings (Loss) Per Share
        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (FAS
128), which was required to be adopted on December 31, 1997. The Company adopted this statement in its first quarter ended January 31, 1998. The following table sets forth the computation of basic and diluted earnings (loss) per share.
 The quarter and nine months ended August 2, 1997 have been restated in accordance with FAS 128.



                                                 Quarter Ended           Nine Months Ended
                                            -----------------------  -------------------------
                                            August 1,   August 2,    August 1,     August 2,
(in thousands, except per share data)       1998        1997         1998          1997
------------------------------------------- ----------- -----------  -----------   -----------
Numerator:
  Net income (loss)                            ($3,666)     $3,149     ($14,250)      ($2,475)
                                            =========== ===========  ===========   ===========
Denominator:
  Denominator for basic EPS -
    weighted average shares                      6,885       6,934        6,966         6,963
  Effect of dilutive securities:
    Employee stock options                         --           85          --            --
                                            ----------- -----------  -----------   -----------
  Denominator for diluted EPS -
    adjusted weighted average shares             6,885       7,019        6,966         6,963
                                            =========== ===========  ===========   ===========

Basic earnings (loss) per share                 ($0.53)      $0.45       ($2.05)       ($0.36)
                                            =========== ===========  ===========   ===========

Diluted earnings (loss) per share               ($0.53)      $0.45       ($2.05)       ($0.36)
                                            =========== ===========  ===========   ===========

Options were outstanding during the three and nine month periods ended August 1, 1998 and the nine months ended
August 2, 1997 but were excluded from the computation of diluted net loss per share because the effect in these periods would have been anti-dilutive.

Pro Forma Information
        The following pro forma summary represents the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the sale of the CPE business unit, as if each of these transactions had occurred at the beginning of fiscal 1997. The pro forma summary results exclude the gain realized on the CPE sale transaction and exclude the non-recurring charge of the write-off of the purchased in-process technology acquired in the TTC asset purchase transaction. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal
1997 nor are they necessarily indicative of future operating results.

(in thousands, except per share data)         Nine Months Ended
------------------------------------------- ----------- -----------
                                                  1998        1997
                                            ----------- -----------
Net revenue                                    $46,667     $51,885
Loss before income taxes                      ($22,454)   ($11,837)
Net loss                                      ($22,758)   ($12,063)
Basic and diluted loss per share                ($3.27)     ($1.73)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rate, Centigram's expenditures for capital equipment, sufficiency of Centigram's cash reserves and settlement of Centigram's dispute with Lucent Technologies. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Certain Trends and Uncertainties," and elsewhere herein.

        Centigram designs, manufactures and markets wireless and wireline messaging, enhanced services and communication systems that integrate voice and facsimile on the Company's communications server and provide access to this multimedia information through a telephone or a PC. Centigram's applications all operate on common hardware and software platforms based on industry-standard hardware and software which is the Company's implementation of its Modular Expandable System Architecture (MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.

Centigram's systems can be integrated with wireline and wireless switches and paging terminal systems. Such systems are used for switching telephone calls and integrating voice and facsimile messaging in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together in a digital network.

Sale of CPE Business Unit
On May 8, 1998, the Company licensed or sold certain assets to Mitel Corporation ("Mitel") and Mitel assumed certain liabilities related to the Company's customer premise equipment voicemail and unified messaging ("CPE") business for a purchase price of $26.8 million in cash. As part of this sale ("CPE Sale"), the Company agreed until May 8, 2001, not to compete in the CPE market and until April 2000 to provide Mitel on an OEM basis large port count systems as required until Mitel develops this internal capability. During the fourth quarter of fiscal 1998, Mitel commenced arbitration proceedings against the Company alleging that Centigram has not delivered all materials required to be delivered in connection with the CPE sale. Centigram believes the allegations are without merit and intends to vigorously defend against them.

Purchase of The Telephone Connection, Inc.
On June 24, 1998, the Company purchased substantially all the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million, including transaction costs of approximately $400,000.


Pro Forma Combined Condensed Statements of Operations
The following pro forma statements represent the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the sale of the CPE business unit, as if each of these transactions had occurred at the beginning of fiscal 1997. The pro forma summary results exclude the gain realized on the CPE sale transaction and exclude the non-recurring charge of the write-off of the purchased in-process technology acquired in the TTC asset purchase transaction. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1997 nor are they necessarily indicative of future operating results.

                                        Quarter Ended       Nine Months Ended
                                   ----------------------  ----------------------
(in thousands, except per          August 1,   August 2,   August 1,   August 2,
share data)                        1998        1997        1998        1997
---------------------------------------------  ----------  ----------  ----------
Net revenue                          $18,323     $18,375     $46,667     $51,885

Cost and expenses:
  Costs of goods sold                  8,932       8,005      23,543      22,225
  Research and development             4,451       4,896      14,007      15,900
  Selling, general and
     administrative                    9,930       9,453      28,110      27,608
  Non-recurring charges                5,600         --        5,600       3,563
                                   ----------  ----------  ----------  ----------
                                      28,913      22,354      71,260      69,296
                                   ----------  ----------  ----------  ----------
Operating loss                       (10,590)     (3,979)    (24,593)    (17,411)
Other income, net                        783       4,453       2,139       5,574
                                   ----------  ----------  ----------  ----------
Income (loss) before income taxes     (9,807)        474     (22,454)    (11,837)
Provision for income taxes               164         150         304         226
                                   ----------  ----------  ----------  ----------
Net income (loss)                    ($9,971)       $324    ($22,758)   ($12,063)
                                   ==========  ==========  ==========  ==========

Basic and diluted earnings
(loss) per share                      ($1.45)      $0.05      ($3.27)     ($1.73)
                                   ==========  ==========  ==========  ==========


Shares used for basic
earnings (loss) per share              6,885       6,934       6,966       6,963
                                   ==========  ==========  ==========  ==========

Shares used for diluted
earnings (loss) per share              6,885       7,019       6,966       6,963
                                   ==========  ==========  ==========  ==========


Results of Operations
Net revenue for the third quarter of fiscal 1998 was $18.1 million, which was 33% lower than net revenue for the corresponding quarter of fiscal 1997. The decrease in net revenue from the third quarter of 1997 reflects lower sales of small and large systems and MobileManager products offset in part by higher sales of upgrade and expansion products. This decrease was primarily due to reduced sales volumes, due to the CPE Sale. As a result of the sale of the CPE business unit during the third quarter and other factors, the Company expects revenue for 1998 to be less than revenue for fiscal 1997. Sales to international customers were 46% of revenues for the third quarter as compared to 47% in the similar period of 1997. Net revenue for the first nine months of fiscal 1998 was $57.5 million, which was 28% lower than net revenue for the comparable 1997 period. This decrease in revenue is attributable to essentially the same factors as noted above. Sales to international customers were 47% of revenues for the first nine months of fiscal 1998 as compared to 49% for the similar period of fiscal 1997.

        On a pro forma basis, net revenue was $18.3 million and $46.7 million versus $18.4 million and $51.9 million for the three and nine month periods of 1998 and 1997, respectively.
 These decreases in net revenue reflect lower sales of large system products to international customers in Europe and the Pacific Rim.

Gross margin was 51.3% and 57.2% of net revenue in the third quarters of 1998 and 1997, respectively. This 5.9% decrease from the prior year's third quarter reflects reduced sales of and lower margins in the Company's large systems products because of increased competitive pricing pressures, partially offset by a favorable mix of increased sales and margins of systems expansion products. For the first nine months of fiscal 1998 the gross margin was 51.2% of net revenue as compared to 57.7% for the first nine months of fiscal 1997. This 6.5% decrease reflects essentially the same factors as noted above in the comparison of the third quarter of fiscal 1998 to the third quarter of fiscal 1997. See "Certain Trends and Uncertainties."

On a pro forma basis, gross margin was 51.3% and 50.4% versus 56.4% and 57.2% for the three and nine month periods of 1998 and 1997, respectively. These decreases in year over year pro forma gross margins reflect essentially the same factors as noted above.

Research and development ("R&D") expenses decreased 18% in the third quarter of 1998 as compared to the corresponding quarter of 1997 and represented 22% and 18% of net revenue, respectively. These reductions in R&D expenses reflect savings resulting from lower R&D staffing levels and related costs due to the CPE Sale. For the first nine months of fiscal 1998, R&D spending was down 12% as compared to the comparable period in fiscal 1997 and represented 25% and 20% of net revenue, respectively. These decreases in absolute dollars reflect lower payroll expenses and other costs resulting from lower staffing levels due to the CPE Sale. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.

On a pro forma basis, R&D expenses decreased $0.4 million and $1.9 million for the three and nine month periods of 1998 and 1997, respectively. These reductions in pro forma R&D spending reflect savings from lower R&D staffing levels and related costs. Also, expenses were higher in fiscal 1997 resulting from the release in the first quarter of the Series 6 platform without comparable expenses in fiscal 1998.

        Selling, general and administrative ("SG&A") expenses for the third quarter were 16% below the SG&A expenses for the third quarter of fiscal 1997. These decreases reflect primarily reduced sales, marketing and customer support expenses, including decreases in salaries and related costs due to the CPE sale and other reductions in average headcount. SG&A expenses represented 54%, and 43% of net revenue the third quarter of 1998 and 1997, respectively. SG&A expenses for the first nine months of fiscal 1998 were down 7% from the prior year and represented 55% and 43% of net revenues for 1998 and 1997, respectively. This decrease reflects the same factors as noted above.

On a pro forma basis, SG&A expenses increased $0.5 million for the three and nine month periods of 1998 and 1997, respectively. These increases reflect increased sales and marketing expenses.

Non-recurring charges were $14.0 million for the three and nine month periods of 1998 and zero and $3.6 million for the comparable periods in 1997. For 1998 these non-recurring charges consisted of $8.4 million for the write-off of purchased in-process technology acquired in the purchase of The Telephone Connection, Inc. on June 24, 1998 as this technology had not reached technological feasibility and had no alternative use and $5.6 million associated with the Company's patent dispute with Lucent Technologies. For 1997, these charges consisted of $2.4 million in restructuring expenses and $1.2 million associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring expenses represented termination benefits for approximately 35 employees from all functions of the Company and costs associated with the resignation of the Company's president.

Other income, net was $15.1 million and $16.4 million and $4.4 million and $5.5 million for the three and nine month periods of 1998 and 1997, respectively. In addition to the Company's net investment income, other income in the 1998 periods included the $14.3 million gain on the sale of the CPE business unit and in 1997 periods the $3.9 million gain on the sale of the Text-to-Speech business.

        The Company recorded a provision for income taxes for the three and nine month periods of fiscal 1998 and 1997 for anticipated foreign income tax liabilities. No income tax benefit has been recorded for the losses incurred in the first nine months of fiscal 1998 and 1997, respectively, because realization of the deferred tax assets arising as a result of the losses sustained are dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax assets resulting from the losses incurred.

Liquidity and Capital Resources
        Cash and cash equivalents and short-term investments at August 1, 1998 were $52.3 million, increasing $5.9 million from the second quarter balance of $46.4 million and increasing $0.2 million from the year end balance.

        For the first nine months ended August 1, 1998 the net cash used for operating activities was $9.7 million. Trade receivables decreased $2.0 million from the year-end balance primarily due to reduced revenues in the third quarter as compared to the last quarter in fiscal 1997. Days sales outstanding (computed using quarterly revenues) were 78 days in the third quarter as compared to 68 days at end of fiscal 1997. This increase in days sales outstanding was primarily due to extended payment terms to certain international customers. Inventory levels at August 1, 1998 were $0.7 million lower than the year-end balance due to improved management of the Company's inventory stocking levels. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

        In December 1997, as disclosed in the Company's Form 10-K, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company has continued to evaluate the assertions of Lucent and on August 25, 1998 signed a letter of intent pursuant to which the Company expects to pay Lucent $9,200,000 during its fourth quarter to settle this dispute.

        During the first nine months ended August 1, 1998, the Company made capital expenditures of approximately $1.8 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $3.0 million for capital equipment during fiscal 1998. On April 15, 1997 the Company's Board of Directors authorized a stock repurchase program whereby up to one million shares of its Common Stock may be repurchased in the open market from time-to-time. During the first nine months of 1998 the Company purchased under this repurchase program approximately 800,000 shares at a cost of $7.0 million. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit, will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least through fiscal 1999.

        The Company's principal sources of liquidity as of August 1, 1998 consisted of $52.3 million of cash and cash equivalents and short-term investments and $15.0 million available under the Company's bank line of credit which expires May 29, 1999. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the bank line as of August 1, 1998.

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

        A significant portion of the Company's net revenue is attributable to a limited number of customers. The
Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 58% and 31% of the Company's net revenue in the three and nine month periods of fiscal 1998 and the 34% and 27% for the similar periods in fiscal 1997, respectively, although the Company's five largest customers were not the same in the two periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

        Approximately 46% of the Company's sales in the third fiscal quarter ended August 1, 1998 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia have been adversely affected in recent quarters by financial difficulties in that region and may be so adversely affected in the future.

        The Company's gross margin can be affected by a number of factors, including changes in product configuration and mix including the volume of OEM products, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in its markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. While the Company anticipates that its sales mix will continue to fluctuate in future periods, with the sale of the CPE business unit in the third quarter of 1998, the Company anticipates selling an increasing percentage of sales through direct sales rather than through distribution.

The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services.
 There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products.
 In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect the Company's financial position, operating results and cash flows.
        The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. The Company has been notified by suppliers that certain components will no longer be manufactured. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply although such alternatives have resulted in increased costs to the Company. However, the inability to develop such alternative sources if and as required in the future, to obtain sufficient sole or limited source components as required, or to locate alternatives to discontinued parts would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.
        In addition, a number of other companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company has continued to evaluate the assertions of Lucent, and on August 25, 1998 signed a letter of intent to settle this dispute. Lucent, or any other third party, alleging infringement, could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.
        The Company has conducted a review of its internal computer systems, as well as the Company's product line, to identify the systems that could be affected by the "Year
2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If modifications are not made in a timely manner, the Company or its customers may be unable to implement appropriate Year 2000 solutions, which could have a material adverse affect on the Company's business, financial condition or results of operations.
        In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits.

                27.1 Financial Data Schedule.

        (b)     Reports on Form 8-K.

                May 8, 1998, sale of CPE business unit to Mitel;
                amended to include pro forma financial statements, with an 8-K/A on July 15, 1998.

                June 1, 1998, disclosing the effect of adoption of FAS128, "Earnings per Share" on the Annual Report on Form 10-K for the fiscal year ended November 1, 1997 and prior periods.

                June 24, 1998, purchase of The Telephone
                Connection, Inc.; amended to include pro forma financial statements, with an 8-K/A on September
                2, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTIGRAM COMMUNICATIONS CORPORATION
                                         (Registrant)

Date:  September 14, 1998          By:    /s/ Robert L. Puette

                                              Robert L. Puette
                                              President and Chief Executive
                                              Officer



Date:  September 14, 1998          By:    /s/ Thomas E. Brunton

                                              Thomas E. Brunton
                                              Sr. Vice President and
                                              Chief Financial Officer