Form 10-Q/A
period 1998-08-01
CENTIGRAM COMMUNICATIONS CORP
filed 1999-01-08
CIK 877908

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q/A


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

Part 1.  Financial Information
Item 1.   Financial Statements
                  Centigram Communications Corporation
             Condensed Consolidated Balance Sheets (Restated)
             (In thousands, except share and per share data)

                                                    August 1,    November 1,
                                                    1998         1997
                                                    -----------  -----------
                                                    (Unaudited)    (Note)
ASSETS
Current assets:
    Cash and cash equivalents....................      $15,958      $19,791
    Short-term investments.......................       36,303       32,262
    Trade receivables, net.......................       15,856       21,637
    Inventories..................................        5,494        9,060
    Other current assets.........................        1,473        2,370
                                                    -----------  -----------
        Total current assets.....................       75,084       85,120
Property and equipment, net......................        6,847       12,893
Intangible assets, net...........................        6,829        1,468
Deposits and other assets........................        2,320          439
                                                    -----------  -----------
                                                       $91,080      $99,920
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................       $5,183       $6,925
    Accrued compensation.........................        4,705        5,141
    Accrued expenses and other liabilities.......       12,227        4,069
    Warranty and retrofit reserves...............        1,660        2,161
                                                    -----------  -----------
        Total current liabilities................       23,775       18,296

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
        authorized; none outstanding.............        --           --
    Common stock, $.001 par value, 25,000,000
        authorized; 7,171,000 and 7,110,000
        outstanding and capital in excess of
        par value................................       90,626       90,724
    Treasury stock, at cost......................       (6,036)      (2,427)
    Accumulated deficit..........................      (17,520)      (6,670)
    Unrealized gain on investments...............          331           68
    Cumulative translation adjustments...........          (96)         (71)
                                                    -----------  -----------
        Total stockholders' equity...............       67,305       81,624
                                                    -----------  -----------
                                                       $91,080      $99,920
                                                    ===========  ===========


Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                        Centigram Communications Corporation
             Condensed Consolidated Statements of Operations (Restated)
                  (In thousands, except per share data - unaudited)

                                        Quarter Ended       Nine Months Ended
                                   ----------------------  ----------------------
                                   August 1,   August 2,   August 1,   August 2,
                                   1998        1997        1998        1997
                                   ----------  ----------  ----------  ----------
Net revenue.......................   $18,143     $27,010     $57,503     $79,822

Cost and expenses:
  Costs of goods sold.............     8,837      11,549      28,061      33,731
  Research and development........     4,056       4,959      14,143      16,103
  Selling, general and
     administrative...............     9,826      11,640      31,648      34,175
  Non-recurring charges...........    10,600         --       10,600       3,563
                                   ----------  ----------  ----------  ----------
                                      33,319      28,148      84,452      87,572
                                   ----------  ----------  ----------  ----------
Operating loss....................   (15,176)     (1,138)    (26,949)     (7,750)
Other income, net.................    15,074       4,437      16,403       5,501
                                   ----------  ----------  ----------  ----------
Income (loss) before income taxes.      (102)      3,299     (10,546)     (2,249)
Provision for income taxes........       164         150         304         226
                                   ----------  ----------  ----------  ----------
Net income (loss).................     ($266)     $3,149    ($10,850)    ($2,475)
                                   ==========  ==========  ==========  ==========

Basic and diluted earnings (loss)
per share.........................    ($0.04)      $0.45      ($1.56)     ($0.36)
                                   ==========  ==========  ==========  ==========

Shares used for basic earnings
(loss) per share..................     6,885       6,934       6,966       6,963
                                   ==========  ==========  ==========  ==========

Shares used for diluted earnings
(loss) per share...................    6,885       7,019       6,966       6,963
                                   ==========  ==========  ==========  ==========

                        See accompanying notes.

                         Centigram Communications Corporation
            Condensed Consolidated Statements of Cash Flows (Restated)
                               (In thousands - unaudited)

                                                        Quarter Ended
                                                    ----------------------
                                                    August 1,   August 2,
                                                    1998        1997
                                                    ----------  ----------
Cash and equivalents, beginning of period.........    $19,791     $12,668
                                                    ----------  ----------
Cash flows from operations:
    Net loss......................................    (10,850)     (2,475)
    Write-off of purchsed in-process technology...      5,000        --
    Gain on sale of business units................    (14,302)     (3,598)
    Depreciation and amortization.................      5,591       6,943
    Trade receivables.............................      2,003       2,713
    Inventories...................................        666       1,544
    Other assets..................................       (977)        703
    Accounts payable..............................     (2,135)       (858)
    Accrued expenses and other liabilities........      5,306       2,435
                                                    ----------  ----------
                                                       (9,698)      7,407
                                                    ----------  ----------
Cash flows from investing:
    Purchase of short-term investments............    (35,088)   (101,043)
    Proceeds from sales and maturities of
      short-term investments......................     31,310     110,061
    Proceeds from the sale of CPE business unit...    26,849        --
    Purchase of property and equipment............     (1,817)     (5,783)
    Purchase of other assets......................       --          (905)
    Acquisition of TTC............................    (11,558)       --
                                                    ----------  ----------
                                                        9,696       2,330
                                                    ----------  ----------
Cash flows from financing:
    Proceeds from sale of common stock............      3,267       1,991
    Principal payments on capital leases..........        (78)       (114)
    Acquisition of treasury stock.................     (7,020)     (2,958)

                                                    ----------  ----------
                                                       (3,831)     (1,081)
                                                    ----------  ----------
Net change in cash and equivalents................     (3,833)      8,656
                                                    ----------  ----------
Cash and equivalents, end of period...............    $15,958     $21,324
                                                    ==========  ==========

                          See accompanying notes.

                  Centigram Communications Corporation
   Notes to Condensed Consolidated Financial Statements (Restated) (Unaudited)


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

Acquisition and Revision of Purchase Price Allocation

        On June 24, 1998, the Company acquired substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million, including transaction costs of $0.4 million. This acquisition was accounted for as a business combination using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development ("IPR&D") based on their estimated fair values using valuation methods believed to be appropriate at the time. The amount was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, costs of revenues, and operating expenses related to the products and technologies purchased from TTC. The amount allocated to IPR&D of $8.4 million was expensed in the period in which the acquisition was consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company has reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter.
The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount. The effect of these adjustments on previously reported unaudited condensed consolidated financial statements for the three and nine months ended August 1, 1998 and as of August 1, 1998 are as follows:

                                           Quarter Ended      Nine Months Ended
                                      --------------------- ---------------------
                                          As                    As
(in thousands, except per share data)  Reported   Restated   Reported   Restated
------------------------------------- ---------- ---------- ---------- ----------
Purchased in-process research
  and development...................     $8,400     $5,000     $8,400     $5,000
Loss from operations................   ($18,576)  ($15,176)  ($30,349)  ($26,949)
Net loss............................    ($3,666)     ($266)  ($14,250)  ($10,850)
Basic and diluted net loss per
  share.............................     ($0.53)    ($0.04)    ($2.05)    ($1.56)

                                          August 1, 1998
                                      ---------------------
                                          As
(in thousands)                         Reported   Restated
------------------------------------- ---------- ----------
Intangible assets, net..............     $3,429     $6,829
Accumulated deficit.................   ($20,920)  ($17,520)



Inventories

        Inventories consisted of (in thousands):

                                      August 1,  November 1,
                                      1998       1997
                                      ---------- ----------
  Raw materials.....................     $1,991     $3,005
  Work-in-process...................      2,024      2,274
  Finished goods....................      1,479      3,781
                                      ---------- ----------
                                         $5,494     $9,060
                                      ========== ==========

Non-Recurring Charges

        In December 1997, as disclosed in the Company's Form 10-K, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company has continued to evaluate the assertions of Lucent and on August 25, 1998 signed a letter of intent pursuant to which the Company expects to pay Lucent $9.2 million during its fourth quarter to settle this dispute. During the third quarter the Company accrued $7.6 million as additional costs, of which $5.6 million was recorded as a non-recurring charge and $2.0 million, which is attributable to the CPE business, was recorded against the gain on the transaction and included in other income. A portion of the proposed settlement amount totaling $1.6 million will be reflected, when paid, as prepaid royalties and will be amortized to cost of goods sold over the future royalty period.

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























Earnings (Loss) Per Share (Restated)

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

                                                                Nine Months
                                           Quarter Ended          Ended
                                      --------------------- ---------------------
                                      August 1,  August 2,  August 1,  August 2,
(in thousands, except per share data) 1998       1997       1998       1997
------------------------------------- ---------- ---------- ---------- ----------
Numerator:
  Net income (loss)..................     ($266)    $3,149   ($10,850)   ($2,475)
                                      ========== ========== ========== ==========
Denominator:
  Denominator for basic EPS -
    weighted average shares..........     6,885      6,934      6,966      6,963
  Effect of dilutive securities:
    Employee stock options...........        --         85         --         --
                                      ---------- ---------- ---------- ----------
  Denominator for diluted EPS -
    adjusted weighted average shares.     6,885      7,019      6,966      6,963
                                      ========== ========== ========== ==========

Basic earnings (loss) per share......    ($0.04)     $0.45     ($1.56)    ($0.36)
                                      ========== ========== ========== ==========

Diluted earnings (loss) per share....    ($0.04)     $0.45     ($1.56)    ($0.36)
                                      ========== ========== ========== ==========

        Options were outstanding during the three and nine month periods ended August 1, 1998 and the nine months ended August 2, 1997 but were excluded from the computation of diluted net loss per share because the effect in these periods would have been anti-dilutive.













Pro Forma Information (Restated)

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

                                                   Nine Months Ended
                                                 ---------------------
(in thousands, except per share data)               1998       1997
-------------------------------------            ---------- ----------
Net revenue...................................     $46,606    $51,885
Loss before income taxes .....................    ($22,368)  ($11,976)
Net loss......................................    ($22,672)  ($12,202)
Basic and diluted loss per share .............      ($3.25)    ($1.75)

































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

Acquisition and Revision of Purchase Price Allocation

        On June 24, 1998, the Company acquired substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million, including transaction costs of $0.4 million. This acquisition was accounted for as a business combination using the purchase method of accounting. Subsequent to the acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company has reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount. The effect of these adjustments on previously reported unaudited condensed consolidated financial statements for the three and nine months ended August 1, 1998 and as of August 1, 1998 are as follows:

                                           Quarter Ended      Nine Months Ended
                                      --------------------- ---------------------
                                          As                    As
(in thousands, except per share data)  Reported   Restated   Reported   Restated
------------------------------------- ---------- ---------- ---------- ----------
Purchased in-process research
  and development...................     $8,400     $5,000     $8,400     $5,000
Loss from operations................   ($18,576)  ($15,176)  ($30,349)  ($26,949)
Net loss............................    ($3,666)     ($266)  ($14,250)  ($10,850)
Basic and diluted net loss per
  share.............................     ($0.53)    ($0.04)    ($2.05)    ($1.56)

                                          August 1, 1998
                                      ---------------------
                                          As
(in thousands)                         Reported   Restated
------------------------------------- ---------- ----------
Intangible assets, net..............     $3,429     $6,829
Accumulated deficit.................   ($20,920)  ($17,520)



Pro Forma Combined Condensed Statements of Operations (Restated)

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

                                        Quarter Ended       Nine Months Ended
                                   ----------------------  ----------------------
(in thousands, except per share    August 1,   August 2,   August 1,   August 2,
 data)                             1998        1997        1998        1997
---------------------------------- ----------  ----------  ----------  ----------
Net revenue.......................   $18,266     $18,375     $46,606     $51,885

Cost and expenses:
  Costs of goods sold.............     9,024       8,025      23,520      22,278
  Research and development........     4,371       4,837      13,676      15,728
  Selling, general and
     administrative...............    10,024       9,540      28,313      28,166
  Non-recurring charges...........     5,600         --        5,600       3,263
                                   ----------  ----------  ----------  ----------
                                      29,019      22,402      71,109      69,435
                                   ----------  ----------  ----------  ----------
Operating loss....................   (10,753)     (4,027)    (24,503)    (17,550)
Other income, net.................       779       4,453       2,135       5,574
                                   ----------  ----------  ----------  ----------
Income (loss) before income taxes.    (9,974)        426     (22,368)    (11,976)
Provision for income taxes........       164         150         304         226
                                   ----------  ----------  ----------  ----------
Net income (loss).................  ($10,138)       $276    ($22,672)   ($12,202)
                                   ==========  ==========  ==========  ==========

Basic and diluted earnings (loss)
per share.........................    ($1.47)      $0.04      ($3.25)     ($1.75)
                                   ==========  ==========  ==========  ==========

Shares used for basic earnings
(loss) per share..................     6,885       6,934       6,966       6,963
                                   ==========  ==========  ==========  ==========

Shares used for diluted earnings
(loss) per share...................    6,885       7,019       6,966       6,963
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

        On a pro forma basis, net revenue was $18.3 million and $46.6 million versus $18.4 million and $51.9 million for the three and nine month periods of 1998 and 1997, respectively. These decreases in net revenue reflect lower sales of large system products to international customers in Europe and the Pacific Rim.

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

         On a pro forma basis, gross margin was 50.6% and 49.5% versus 56.3% and 57.1% for the three and nine month periods of 1998 and 1997, respectively. These decreases in year over year pro forma gross margins reflect essentially the same factors as noted above.

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

        On a pro forma basis, R&D expenses decreased $0.5 million and $2.1 million for the three and nine month periods of 1998 and 1997, respectively. These reductions in pro forma R&D spending reflect savings from lower R&D staffing levels and related costs. Also, expenses were higher in fiscal 1997 resulting from the release in the first quarter of the Series 6 platform without comparable expenses in fiscal 1998.

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

         On a pro forma basis, SG&A expenses increased $0.5 and $0.1 million for the three and nine month periods of 1998 and 1997, respectively.
These increases reflect increased sales and marketing expenses.

         Non-recurring charges were $10.6 million for the three and nine month periods of 1998 and zero and $3.6 million for the comparable periods in 1997. For 1998 these non-recurring charges consisted of $5.0 million for the write-off of purchased in-process technology acquired in the purchase of The Telephone Connection, Inc. on June 24, 1998 as this technology had not reached technological feasibility and had no alternative use and $5.6 million associated with the Company's patent dispute with Lucent Technologies. (See Acquisition and Revision of Purchase Price Allocation.) For 1997, these charges consisted of $2.4 million in restructuring expenses and $1.2 million associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring expenses represented termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president.

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

        In December 1997, as disclosed in the Company's Form 10-K, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company has continued to evaluate the assertions of Lucent and on August 25, 1998 signed a letter of intent pursuant to which the Company expects to pay Lucent $9.2 million during its fourth quarter to settle this dispute.

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

        (a)     Exhibits.

                27.1 Financial Data Schedule (Restated).

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


                                CENTIGRAM COMMUNICATIONS CORPORATION
                                              (Registrant)




Date:  January 8, 1999            By:    /s/ Robert L. Puette
                                         -------------------------------
                                         Robert L. Puette
                                         President and Chief Executive
                                         Officer


Date:  January 8, 1999            By:    /s/ Thomas E. Brunton
                                         -------------------------------
                                         Thomas E. Brunton
                                         Sr. Vice President and
                                         Chief Financial Officer