Form 10-K
period 1998-10-31
CENTIGRAM COMMUNICATIONS CORP
filed 1999-01-25
CIK 877908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended OCTOBER 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to _______________

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
                     executive offices)            (Zip Code)

Registrant's telephone number, including area code: (408) 944-0250


Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF CLASS                           NAME OF EXCHANGE
 ----------------------------------  -------------------------------------
 Common Stock, $0.001 par value           Nasdaq National Market System

Securities registered pursuant to Section 12(g) of the Act: None






    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ/NMS for December 31, 1998) was $41,000,000. Shares of the Registrant's Common Stock, par value $0.001 per share, ("Common Stock") held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in calculating the aggregate market value of voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock, as of December 31, 1998 was 6,574,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on March 26, 1999 are incorporated by reference to Part III of this Form 10-K Report.

================================================================================

ITEM 1.  BUSINESS
        The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram Communications Corporation ("Centigram" or the "Company") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 1 under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development," as well as in Item 7 hereof under "Certain Trends and Uncertainties" and elsewhere in this report. This report includes certain trademarks of Centigram and other companies which remain the property of their respective holders.

OVERVIEW

        Centigram designs, manufactures and markets wireless and wireline messaging, enhanced services and communication management systems that integrate voice and facsimile on the Company's communications server, and provide access to this multimedia information through a telephone, mobile device or a PC. Centigram's applications operate on industry-standard hardware and software, based on the Company's Modular Expandable System Architecture (MESA). MESA enables a user to generally expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.
        Centigram's "Series 6" platform, which was introduced in the first quarter of fiscal 1996, was architected to extend across the Company's entire product line. Series 6 was designed to offer significantly expanded capacity, improved fault tolerance and greater use of industry-standard hardware and software than the Company's prior platform. The Series 6 incorporates the industry-standard Multi-Vendor Industry
Protocol (MVIP) Bus, digital signal processor (DSP) technology, Intel Pentium processors, high-density interface cards, and international signaling protocols. Significant changes in hardware are required to upgrade from earlier generations of the Company's products to Series 6. These hardware changes include line cards, and for the Company's larger configurations, new hardware processors, which provide greater robustness and fault tolerance.
        The Company's systems are based on industry-standard computer hardware and operating system software. This enables the Company to bring additional product features and applications to market more quickly, to utilize low-cost, commonly available components and to capitalize on third party technological developments. Centigram's systems can be integrated with carriers' central office systems, and mobile switch and paging terminal systems. Such systems are used for switching telephone calls in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together through MesaNet, Centigram's digital network, to create a larger system.
        Centigram's distribution strategy is to provide broad, effective market coverage through the Company's direct sales force, original equipment manufacturers (OEMs), and distributors. The Company sells its systems in North America directly to Bell operating companies (BOCs), independent local exchange carrier (ILECs), competitive local exchange carriers (CLECs), and wireless operators. Internationally, the Company sells to large independent telephone companies, other wireline and wireless service providers, and distributors. Centigram trains carriers on how to effectively market their services in their geographies through the Company's Market Leadership seminar program. Additionally, the Company sells to service provider customers through OEM arrangements with Motorola, Inc., Siemens, and Lucent Technologies. Service providers, in turn, employ Centigram systems to provide services to corporate, institutional and individual end users.
In recent periods the Company has increased its international sales and marketing. Export sales were 46%, 44%, and 30% of net revenue in fiscal 1998, 1997 and 1996, respectively.
        Since 1984, Centigram has been providing innovative, integrated messaging systems to the Customer Premises Equipment ("CPE") and service provider marketplaces. In May 1998, Centigram sold its CPE division to Mitel Corporation (the "CPE Sale"). The CPE Sale allows the Company to focus on the worldwide service provider market. Centigram's mission is to provide revenue-generating integrated enhanced services to service providers in emerging markets. Today, close to 15,000 Centigram systems are installed worldwide with nearly 2,500 delivering revenue enhancing services to telephone companies, cellular providers, paging companies, and service bureaus.
        In June 1998, Centigram acquired The Telephone Connection ("TTC"). TTC develops enhanced services for the telecommunications service provider marketplace which will allow Centigram to offer the service provider market a broader portfolio of competitive new products.

BACKGROUND
        The technologies which form the foundation for the Company's products-voice messaging, facsimile communications, and call management-originated as independent technologies and have historically been offered by different groups of vendors as stand-alone products with little, if any, ability to integrate the disparate products. These technologies can generally be described as follows:

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

        Recognition of the benefits of simple, integrated access to these communications technologies from any location continues to grow. The Company provides customers the ability to access these technologies in an integrated environment using either the telephone or the PC as a communications workstation. Increasingly, mobile communication devices can be used to access and process these multimedia messages.


PRODUCTS AND PRODUCT FEATURES
        The Company's applications operate on a common software platform, which is based on its Modular Expandable System Architecture (MESA). The MESA architecture allows the Company's systems to be upgraded in continual, cost-effective increments from the Company's smallest to its largest system configurations, and to add new capabilities without having to discard existing equipment. In contrast, systems offered by the Company's principal competitors, due to their architectural constraints, more often require customers to purchase a new system to upgrade features or capacity. Significant changes in hardware are, however, required to upgrade from the Company's Series 5 and earlier generations of the products to the Company's Series 6 product line. These hardware changes include line cards, and for the Company's larger configurations, new hardware platforms which provide greater robustness and fault tolerance. The Company provides financial incentives to those customers desiring such upgrades, as well as software programs to assist in the transfer of data and recorded speech.
        Centigram's systems are available in configurations ranging from eight ports, supporting 250-500 users in small installations, to 480-port configurations supporting up to 250,000 subscribers. These large port systems can be networked in clusters for telecommunications service provider applications of up to one million users, depending on the application. The Company sells its systems at prices ranging from below $50,000 to several hundred thousand dollars, depending on system configuration. Companies also buy multiple systems, for multi-million dollar installations.
        The Company's MESA architecture uses a distributed processing approach that links separate modules together into a single system. The Company's Series 6 users can expand systems to provide more ports and hours of message storage by adding line cards and opening up partitions in the disk drive. Additional system modules are added and linked as existing modules are fully used. This approach provides a low-cost entry-level product that can be expanded without replacing existing equipment.
        In addition, the Company offers connectivity between systems through MESA-Net, a digital networking option that can link up to 1,500 Centigram systems anywhere in the world. MESA-Net provides end-to-end digital networking, which preserves the clarity of voice and fax messages and reduces transmission time and cost. MESA-Net provides two networking options. Low-traffic sites can use MESA-Net Async over modem connections. High traffic sites can use MESA-Net TCP/IP over high-speed Ethernet networks. MESA-Net II, introduced with the Series 6, enables messaging across wide area networks at Ethernet speeds using industry-standard TCP/IP protocols. The Company's products also support the Audio Messaging Interchange Specification (AMIS) analog networking protocol, providing interoperability with disparate voice messaging servers from other vendors.
        In addition, Centigram has continued to play a leadership role through its participation in the joint development of the industry-standard Voice Profile for Internet Mail (VPIM) protocol for transferring messages between disparate voice messaging servers. VPIM is being designed to enable the exchange of voice, fax or compound voice and fax messages between Centigram Series 6 communications servers and other vendors' universal messaging systems.


        Series 6 is based on standard hardware and software technology, such as MVIP, Ethernet, QNX (a multi-tasking, real-time operating system for Intel microprocessor-based computers) and the SCSI computer peripherals bus. The Company believes this system architecture offers competitive advantages. In the event that competitors were to successfully implement a similar system architecture, it could have a material adverse effect on the Company's competitive position.
        The Company's Continuous System Operation software (CSO) is designed to increase the reliability of Centigram's systems by providing software-based fault tolerance in the Company's systems. With CSO, the Company's operating system control is distributed across multiple modules within a system. If one module ceases to function, the balance of the operating system activity is shifted to other modules and the systems continue to function. In addition, each of the Company's Series 6 configurations can store messages redundantly, thereby providing protection against system or disk drive failures. The Company believes that system reliability is a particularly important purchasing criterion for service provider customers.

        The Company's family of products include:

        VoiceMemo Centigram's VoiceMemo application provides voice messaging and call processing capabilities for customers in the service provider market. Centigram's systems can be integrated with most central office, mobile switch and paging terminal systems. VoiceMemo provides a full range of features that have been designed to improve customer service, increase operating flexibility and employee productivity, and reduce communications costs. System services include:

    TELEPHONE ANSWERING. Telephone answering automatically answers a busy or unanswered telephone and allows a user to record a voice message.

    VOICE MESSAGING. Voice messaging enables users to store, forward and send voice messages to other users on the system, within the network, or to a telephone not associated with a voicemail box.

    AUTOMATED ATTENDANT. Automated attendant answers incoming calls and allows callers to direct calls to telephone extensions without the use of a human operator.

    PAGING. The VoiceMemo paging feature initiates a page upon receipt of voicemail messages. VoiceMemo supports all commonly available (tone only, tone/vibration, digital and voice) pagers.

    AUDIOTEXT. Audiotext adds a voice bulletin board to a voice messaging system which can provide callers access to recorded announcements such as public service, product or service information.

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

    ONETALK. OneTalk is a spoken user interface that allows mailbox owners to use voice commands to manage the messages in their mailbox.

    EASYANSWER. EasyAnswer is a feature that allows mailbox subscribers to press a key to place a call to the person who left them a message "live" while still in their mailbox. The subscriber can also enter a different number for the call return if necessary.

       OneNet   The OneNet family of products allows carriers to manage
one or more Series 6 servers in their network. OneNet provides administration and provisioning of the Series 6 server through Centigram's OneNet Admin and OneNet Admin Application Programming Interface (API) software products. OneNet Admin is a Windows based Graphical User Interface (GUI) that is designed to be used in provisioning of mailboxes, billing and reporting statistics, and in class-of-service configuration.

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

    PERSONAL NUMBER SERVICE. Personal Number Service enables network operators to offer their subscribers a single telephone number that will seamlessly route important communications to people on the move at their mobile number, office or home number, or any telephone number anywhere in the world. In addition to routing, the Personal Number application uses that same number for faxes, voice messages, text messages, and numeric or alpha pagers.

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

SALES AND DISTRIBUTION
        The market for the Company's systems, prior to May 1998, had generally been divided into two segments; the CPE market and the telecommunications services provider market. Since the sale of the CPE division in May 1998, Centigram has focused its business on providers of telecommunications services, such as large telephone companies and independent service providers, including BOCs, independent telephone companies, cellular providers and voice mail and paging service bureaus, who use Centigram systems to deliver voice, and fax processing capabilities to third party customers on a subscription basis.
        Centigram has developed a distinct sales channel focused on selling its systems directly to BOCs, such as Bell Atlantic and BellSouth and to independent telephone companies such as Sprint; to wireless service providers such as BellSouth Mobility (BMI), Sonofon GSM, Optus Communications Pty Limited, Paging Network Inc. (PageNet); to service bureaus such as Premiere Technologies; and to large and small telephone companies and service providers overseas. The Company also sells to service provider customers through an OEM arrangement with Motorola, Inc., Siemens and Lucent Technologies. These large telecommunications service providers typically require a sustained, intense direct selling effort and continual, comprehensive customer support.
        No customer represented more than 10% of net revenue in the last three fiscal years. The Company's top five customers collectively accounted for approximately 32%, 28% and 35% of the Company's net revenue during fiscal 1998, 1997 and 1996, respectively.
        Centigram believes that a high level of product support is essential to its success. The Company provides system documentation and training to its customers. The training provided by the Company includes courses in technical software, installation and maintenance, and customer support. Centigram also maintains a support center 24 hours a day to assist with customer and distributor inquiries and offers on-site assistance through its field operations. Remote Technical Assistance Centers (TACs) in the United Kingdom, Hong Kong and Sydney, Australia provide local, on-call service and support. To expand its level of service to its customers in 1998, the Company enhanced its "Market Leadership Program" to deliver a comprehensive, fully integrated program designed to increase and expand service providers' revenue streams, maximize resources to reduce costs, and create market leadership in customer service. The program focuses on key areas of a service launch, including operations, market research, promotions, media relations, product packaging and pricing, sales planning and tracking, customer support and billing requirements. The program also offers consulting services to help service providers create an enhanced services deployment plan customized to their market requirements.
        In recent periods, the Company has been increasing its focus on international sales and direct sales to international service providers. The Company now has sales offices in Europe, China, Korea, Hong Kong, Australia and Latin America. Export sales were 46%, 44% and 30% of net revenue in fiscal 1998, 1997 and 1996, respectively. In particular, the Company's revenue from the Far East region was approximately $6.1 million, $9.2 million, and $1.5 million for fiscal 1998, 1997 and 1996, respectively. There can be no assurance that the Company will be able to maintain or increase its international sales or that the Company's sales subsidiaries will be able to compete effectively.
         International sales are subject to inherent risks, including the need to obtain certain regulatory approvals and meet other standards, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, costs and risks of localizing products for foreign countries, more expensive support costs, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, potential restrictions on repatriating earnings, and the burdens of complying with a wide variety of foreign laws. In particular, in the last three years, the Company experienced increased expenses associated with its efforts in expanding sales in certain export markets. Gains and losses on the conversion to U.S. dollars of assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations, although such gains and losses have not to date been material to the Company's results of operations, and fluctuations in exchange rates could affect demand for the Company's products. In addition, beginning in late fiscal 1997, economies throughout the Far
East region were negatively affected by devaluations in local currencies. These devaluations caused the relative cost of the Company's products to increase. Moreover, significant uncertainty exists with respect to these economies, which could cause the businesses and governmental agencies to delay or cancel plans to purchase the Company's products. If the Company were to experience a slowdown in sales to this region, the Company's business, financial condition and results of operations could be materially adversely affected. In order to sell its products to customers in other countries, the Company must comply with governmental regulations, including U.S. export regulations, and convert its voice prompts to additional foreign languages. Foreign sales are also constrained by the limited penetration of touch-tone telephones in some countries and the Company's need to develop adequate sales and marketing channels.
         Most of the Company's distributors also offer systems manufactured by the competitors of the Company. Accordingly, the Company must compete within any distributor to have the distributor recommend the Company's products to end user customers. The Company also competes with other voice messaging providers for access to distributors. There can be no assurance that the Company will be able to maintain strong relationships with existing distributors or establish strong relationships with new distributors. In addition, certain former customers (including distributors) of the Company had in the past experienced financial difficulties resulting in the Company writing off related accounts receivable balances, and a number of the Company's current customers (including distributors) have limited financial resources. The loss of one or more key customers or distributors, the decision by any key distributor to offer a competitor's product line or otherwise de-emphasize the Company's products, or the weakening of the financial condition of any of the Company's key customers or distributors, could have a material adverse effect on the Company's operating results, financial position and cash flows.

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


        In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company evaluated the assertions of Lucent and in the third quarter of fiscal 1998 accrued $7.6 million. Of this amount, $5.6 million was recorded as a non-recurring charge and $2.0 million, which is attributable to the CPE business, was recorded against the gain on the transaction and included in other income. In October 1998 the Company signed an intellectual property cross-licensing agreement with Lucent and in November 1998 paid Lucent $9.2 million. A portion of the settlement agreement amount totaling $1.6 million was recorded as prepaid royalties and will be amortized to cost of goods sold over the future royalty period. Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.

BACKLOG
        On October 31, 1998, the Company had a backlog of $27.5 million and on November 1, 1997, a backlog of $15.2 million. The Company includes in backlog orders received that the Company believes are shippable within the next 12 months. The Company does not believe, however, that current or future backlog levels are necessarily indicative of future operating results. A significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter, and the Company has historically operated with very little backlog. There can be no assurance that backlog will not decrease in the future, that there will not be cancellation or deferral of a significant portion of backlog, or that the Company will maintain any specific backlog level in the future.

RESEARCH AND DEVELOPMENT
        Centigram's development strategy is focused on the development of new applications for the Company's product platform and the enhancement of the Company's MESA architecture. Expenditures for research and development were $18.1 million, $21.3 million, and $20.2 million and as a percentage of net revenue these expenses were 23.3%, 19.5%, and 19.3%, in fiscal 1998, 1997 and 1996, respectively. Development efforts are focused on additional enhanced services applications on the Company's Series 6 platform, developing additional capabilities to connect the Company's products with computer databases, high speed transmission networks and foreign communications networks with non-standard protocols, adding administration and network management capabilities to the Company's products, and developing and enhancing the features, performance, and capacity of the Company's systems.
        As the Company seeks to continue to add functionality to its products and to support a broader range of computer, LAN-based applications and Internet capable applications, the Company faces continually increasing technical challenges. There can be no assurance that the Company will be able to incorporate additional technologies into the Company's products or introduce new products in a timely manner in order to meet evolving market needs.
        As the functionality of the Company's systems increases, the complexity of the software utilized in such systems will also increase and software errors or "bugs" may become more numerous and difficult to cure. Identifying and correcting errors and making required design modifications is typically expensive and time consuming and the Company expects that such modifications will increase in complexity with the increasing sophistication of the Company's products. The Company has made a substantial investment in additional testing equipment as well as hiring additional employees to expand the Company's product testing capabilities. There can be no assurance that such investment will lead to reduced errors or that such errors will not in the future cause delays in product introductions and shipments, require costly design modifications or impair customer satisfaction with the Company's products.

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

EMPLOYEES
        As of October 31, 1998, the Company had 325 employees, including 13 temporary employees and contractors. Of this total, 87 were engaged in research and development, 161 in sales, marketing and customer support, 38 in manufacturing and quality assurance and 39 in finance and administration. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION
        The Company competes in a number of markets within the communications systems industry, each of which is highly competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company and have larger installed bases of existing systems. The Company expects to encounter continued competition from both existing competitors and new market entrants in the service provider business. Increased competitive pressures could result in intensified price competition, which would adversely affect the Company's operating results. In addition, the Company believes that its ability to integrate its systems with many different central office systems is an important competitive feature. Consequently, the Company's operating results could be adversely affected if switch manufactures such as Lucent, Northern Telecom, and Siemens redesign their switches to limit current methods of integration.
Although the Company is not aware of any significant switch manufacturer who is pursuing a strategy of redesigning its switches to limit the Company's current integrations, there can be no assurance that such manufacturers are not doing so or will not do so in the future.

ITEM 2.  PROPERTIES
        The Company leases an 85,000 square foot headquarters facility and a 35,000 square foot operations facility in San Jose, California, pursuant to leases that expire in September 2007 and November 2003, respectively. The Company also leases training facilities and sales and support offices in various cities in the United States and overseas. The Company believes that such facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
        The information in the second paragraph in the section entitled "Patents, Trade Secrets and Licenses" under Item 1 above is hereby incorporated by reference. In addition, during the fourth quarter of fiscal 1998, Mitel Corporation commenced arbitration proceedings against the Company alleging that Centigram has not delivered all materials required to be delivered in connection with the Company's sale of its CPE division. Centigram believes the allegations are without merit and intends to vigorously defend against them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        Reference is made to the information regarding market, market price range and dividend information appearing under "Quarterly Financial Data (Unaudited)" in Registrant's Notes to Consolidated Financial Statements, October 31, 1998, which is contained elsewhere in this Annual Report.



ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                      Year Ended                      Month
                               ---------------------------------------------------    Ended      Year Ended
                               October 31,  November 1,  November 2,  October 28,  October 29,   October 1,
                                   1998         1997         1996         1995       1994(1)      1994(1)
                               ------------ ------------ ------------ ------------ ------------ ------------
Operations Data:
Net revenue..................      $77,587     $108,836     $104,324      $69,374       $1,988      $79,179
Net income (loss)............      (12,174)      (1,678)       1,000       (4,134)      (1,890)       7,745
Basic income (loss) per
 share.......................        (1.77)       (0.24)        0.15        (0.63)       (0.30)        1.18
Diluted income (loss) per
 share.......................        (1.77)       (0.24)        0.14        (0.63)       (0.30)        1.26



Balance Sheet Data:
Working capital..............      $48,029      $66,824      $65,297      $64,489      $70,132      $72,401
Total assets.................       95,977       99,920      104,009       99,017       98,374      102,309
Long-term liabilities........          --           --            78          232          409          436
Stockholders' equity.........       65,208       81,624       83,412       79,800       81,006       83,177

(1) In the fourth quarter of fiscal 1995, the Company changed its fiscal year-end from the Saturday following September 30 to a fiscal year of 52 or 53 weeks ending on the Saturday nearest October 31. Fiscal 1996 was a 53 week year, while the other fiscal years are 52 weeks.

        The Company has not paid and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's bank credit line agreement requires the banks' consent to pay cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, investment in receivables and inventories, Centigram's expenditures for capital equipment and sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Item 7 under "Certain Trends and Uncertainties," in Item 1 hereof under "Manufacturing," "Patents, Trade Secrets and Licenses," "Competition," the last two paragraphs of "Sales and Distribution," and the last two paragraphs of "Research and Development" and elsewhere in this report.



        Centigram designs, manufactures and markets wireless and wireline messaging, enhanced services and communication systems that integrate voice and facsimile on the Company's communications server and provide access to this multimedia information through a telephone or a PC. Centigram's applications operate on common hardware and software platforms based on industry-standard hardware and software which is the Company's implementation of its Modular Expandable System Architecture
(MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration. Centigram's systems can be integrated with wireline and wireless switches and paging terminal systems. Such systems are used for switching telephone calls and integrating voice and facsimile messaging in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together in a digital network.

SALE OF CPE BUSINESS UNIT
        On May 8, 1998, the Company licensed or sold certain assets to Mitel Corporation ("Mitel") and Mitel assumed certain liabilities related to the Company's customer premise equipment voicemail and unified messaging ("CPE") business for a purchase price of $26.8 million in cash. As part of this sale ("CPE Sale"), the Company agreed until May 8, 2001, not to compete in the CPE market and until April 2000 to provide Mitel on an OEM basis large port count systems as required until Mitel develops this internal capability. The Company recorded a pre-tax gain of approximately $14.3 million on this transaction.

ACQUISITION AND REVISION OF PURCHASE PRICE ALLOCATION
        On June 24, 1998, the Company acquired substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million, including transaction costs of $0.4 million. This acquisition was accounted for as a business combination using the purchase method of accounting. Results of operations of TTC for the four months ended October 31, 1998 are included in the Company's fiscal 1998 Consolidated Statement of Operations. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development ("IPR&D")) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amount was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, costs of revenues, and operating expenses related to the products and technologies purchased from TTC. The amount allocated to IPR&D of $8.4 million was expensed in the period in which the acquisition was consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company has reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount. The effect of these adjustments on previously reported unaudited condensed consolidated financial statements for the three and nine months ended August 1, 1998 and as of August 1, 1998 are as follows:

                                         Quarter Ended      Nine Months Ended
                                      ------------------- -------------------
(in thousands, except per share          As                  As
 data)                                Reported  Restated  Reported  Restated
------------------------------------- --------- --------- --------- ---------
Purchased IPR&D.....................    $8,400    $5,000    $8,400    $5,000
Loss from operations................  ($18,576) ($15,176) ($30,349) ($26,949)
Net loss............................   ($3,666)    ($266) ($14,250) ($10,850)
Basic and diluted net loss per
  share.............................    ($0.53)   ($0.04)   ($2.05)   ($1.56)

                                        August 1, 1998
                                      -------------------
                                         As
(in thousands)                        Reported  Restated
------------------------------------- --------- ---------
Intangible assets, net..............    $3,429    $6,829
Accumulated deficit.................  ($20,920) ($17,520)



























PRO FORMA STATEMENTS OF OPERATIONS

        The following pro forma statements represent the combined results of operations of the Company, plus TTC, as adjusted to reflect the amortization of intangible assets acquired in the purchase, less the CPE Sale, as if each of these transactions had occurred at the beginning of fiscal 1996. The pro forma statements exclude the gain realized on the CPE Sale and exclude the non-recurring charge of the write-off of the IPR&D acquired in the TTC transaction. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1996 nor are they necessarily indicative of future operating results.


                                                    Year Ended
                                        ------------------------------------
                                        October 31,  November 1,  November 2,
(in thousands, except per share data)      1998         1997         1996
--------------------------------------- -----------  -----------  ----------
Net revenue.......................         $66,690      $70,789     $56,304

Cost and expenses:
  Costs of goods sold.............          33,112       29,913      22,658
  Research and development........          17,595       20,795      19,283
  Selling, general and
     administrative...............          36,877       37,210      34,694
  Non-recurring charges...........           5,600        3,263          --
                                        -----------  -----------  ----------
                                            93,184       91,181      76,635
                                        -----------  -----------  ----------
Operating loss....................         (26,494)     (20,392)    (20,331)
Other income and expense, net.....           2,877        6,180       2,374
                                        -----------  -----------  ----------
Loss before income taxes.                  (23,617)     (14,212)    (17,957)
Provision for income taxes........             379          833          53
                                        -----------  -----------  ----------
Net loss..........................        ($23,996)    ($15,045)   ($18,010)
                                        ===========  ===========  ==========

Basic and diluted loss
per share.........................          ($3.49)      ($2.17)     ($2.58)
                                        ===========  ===========  ==========

Shares used for basic and
diluted loss per share............           6,883        6,943       6,981
                                        ===========  ===========  ==========






RESULTS OF OPERATIONS

        Net Revenue   Net revenue for fiscal 1998 was 29% lower than net
revenue for fiscal 1997. This decrease reflects lower sales of both small and large systems products and was primarily due to reduced volumes as a result of the CPE Sale. Sales to international customers represented 46% of sales for fiscal 1998 as compared to 44% for fiscal 1997.
        Net revenue for fiscal 1997 was 4% higher than net revenue for fiscal 1996. This increase was primarily attributable to higher sales of large system products to service provider customers offset in part by lower sales of CPE systems and upgrade products and small system sales. Sales to international customers represented 44% of sales for fiscal 1997 as compared to 30% for fiscal 1996. This percentage increase was due primarily to increased large orders from Latin America and the Pacific
Rim in 1997. CPE sales decreased 20% for fiscal 1997 as compared to the prior year due to reduced orders from the Company's distributors. These reduced CPE sales were a result of increased competition from PC based systems providers whose products compete with the Company's small system products.
        On a pro forma basis, net revenue for fiscal 1998 was 6% lower than 1997 due to reduced large system orders from Europe and the Pacific Rim.
On a pro forma basis, net revenue for fiscal 1997 was 26% higher than 1996 due to the same factors affecting the service provider business as noted above.

        Gross Margin Gross margin for 1998 decreased 6.5% to 51.5% from 58.0% in the prior year. This decrease reflects lower sales of and lower margins in the Company's large systems products which typically carry higher profit margins due to increased sales price competition and reduced international sales from the Pacific Rim due to slower economic growth.
        Gross margin for 1997 decreased 1.2% to 58.0% from 59.2% in fiscal 1996. This decrease in gross margin reflects lower margins on upgrade and expansion products and customer services offset by a favorable mix of increased sales of large system products and lower provisions for retrofit obligations and inventory obsolescence.
        On a pro forma basis, gross margin was 50.3%, 57.7%, and 59.8% for 1998, 1997 and 1996, respectively. The decrease in gross margin of 7.4% from 1997 to 1998 and the 2.1% decrease from 1996 to 1997 reflects the same factors as noted above in connection with the service provider business.

        Research & Development Research and development ("R&D") expenses for 1998 were 15.0% below 1997. This decrease reflects reduced payroll expenses and related costs resulting from lower average engineering staffing levels due to the CPE Sale. R&D expenses for fiscal 1997 were 5% higher than fiscal 1996. This increase reflects higher payroll expenses resulting from higher average engineering staffing levels and increased supplies and outside services expenses.
        As a percentage of net revenue, R&D expenses were 23.3%, 19.5%, and 19.3% in fiscal 1998, 1997 and 1996, respectively. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase, notwithstanding the level of sales realized in future quarters.
        On a pro forma basis, R&D expenses decreased $3.2 million in 1998 from 1997 reflecting savings from lower R&D staffing levels and related costs. Also, expenses were higher in fiscal 1997 resulting from the release in the first quarter of the Series 6 platform without comparable expenses in 1998. On a pro forma basis, R&D expenses increased $1.5 million from 1996 to 1997 because of increased staffing levels and related costs and costs associated with the release of the Series 6 platform in 1997.

        Selling, General & Administrative Selling, General & Administrative ("SG&A") expenses in 1998 were 11.8% below fiscal 1997. This decrease reflects primarily reduced salaries and benefits and related expenses in the sales and marketing functions due to the CPE
Sale. SG&A expenses in 1997 were 6.5% higher than fiscal 1996. This increase reflects primarily increases in salaries and benefits in the sales and marketing functions.
        As a percentage of net revenue, SG&A expenses were 51.8%, 41.9%, and 41.0% in fiscal 1998, 1997 and 1996, respectively. The Company believes that continued investments in sales and marketing, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.
        On a pro forma basis, SG&A expenses increased $0.3 million in 1998 over 1997 and $2.5 million in 1997 over 1996. These increases reflect primarily increases in salaries and benefits in the sales and marketing functions.

        Non-recurring Charges Non-recurring charges were $10.6 million, and $3.3 million for 1998 and 1997, respectively. The 1998 non-recurring charges consisted of $5.0 million for the write-off of IPR&D acquired in the purchase of TTC and $5.6 million associated with the Company's patent dispute with Lucent Technologies. (See Acquisition and Revision of Purchase Price Allocation.) The 1997 non-recurring charges consisted of $2.4 million in restructuring expenses and $0.9 million associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). These restructuring expenses represented termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer. The Company restructured its business to align its operational expense with its anticipated revenue levels. Cash payment termination benefits of $0.3 million and $1.8 million were paid in fiscal 1998 and 1997, respectively.

        Other Income and Expense, Net Other income and expense, net was $17.1 million, $6.1 million, and $2.2 million for 1998, 1997 and 1996, respectively. Interest income on investments increased $0.4 million to $3.1 million in fiscal 1998 due to higher average investment balances although interest yields on investments were lower in 1998 versus 1997. Interest income on investments increased in fiscal 1997 over 1996 due to higher average investment balances and higher average interest rates. In addition to the Company's net investment income, other income and expense in 1998 included the $14.3 million gain on the CPE Sale and in 1997 a $3.9 million gain on the sale of the Company's Text-To-Speech business.


        Provision for income Taxes The Company recorded income tax provision of $379,000, $833,000, and $53,000, respectively, for fiscal years 1998, 1997 and 1996. The 1998 and 1997 tax provisions consist of minimum federal, state, and foreign taxes. An additional provision of $500,000 was provided in fiscal year 1997, resulting from an increase in the valuation allowance for previously recognized deferred tax assets that were no longer realizable through potentially refundable taxes. The 1996 income tax provision primarily represents current foreign taxes.
        No income tax benefits were recorded for the losses incurred in fiscal years 1998 and 1997 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

LIQUIIDITY AND CAPITAL RESOURCES
        Cash and cash equivalents and short-term investments at October 31, 1998 were $57.2 million, increasing $5.1 million from November 1, 1997.
At the end of fiscal 1997 and 1996, cash, cash equivalents and short-term investments were $52.1 million and $42.1 million, respectively.
        Net cash used for operating activities was $2.8 million during fiscal 1998. Trade receivables at the end of fiscal 1998 decreased $3.3 million from the prior year balance primarily due to improved collection efforts and a reduction in extended payment terms to certain international service provider customers. Days sales outstanding
(computed using quarterly revenues) were 66 days at the end of fiscal
1998 compared to 68 days at end of fiscal 1997. This decrease in DSO was primarily due to the factors noted above. Inventory levels at October
31, 1998 decreased $0.9 million from fiscal 1997 because of improved inventory management. The Company expects investment in receivables and inventories will continue to represent a significant portion of working capital. The Company accrued $9.2 million in fiscal 1998 in connection with its settlement with Lucent and paid this amount in November 1998.
        During the fiscal year ended October 31, 1998, the Company made $3.0 million in capital expenditures. A significant portion of these expenditures were related to the purchase of engineering equipment and computer equipment for all functions. The Company currently expects to spend approximately $4.0 million for capital equipment during fiscal
1999, although no assurance can be given that expenditures will not be higher or lower. During fiscal 1998 the Company sold its CPE business unit to Mitel for $26.8 million in cash, and the Company purchased substantially all of the assets of TTC for approximately $11.6 million.
In April 1997, the Company's Board of Directors authorized a stock repurchase program whereby up to one million shares of its common stock may be repurchased in the open market from time-to-time. In September 1998, the repurchase of an additional 500,000 shares was authorized.
During 1998 and 1997, the Company purchased 659,000 and 243,000 shares, respectively, at a total cost of approximately $10.8 million under this repurchase program.
        The Company's principal sources of liquidity as of October 31, 1998 consisted of $57.2 million of cash and cash equivalents and short-term investments and $15.0 million available under the Company's bank line of credit (which expires May 29, 1999). The Company expects to renew this bank line in fiscal 1999. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth and financial performance benchmarks, and requires the banks' consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the bank line as of October 31, 1998. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and credit under its line of credit will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 1999.

CERTAIN TRENDS AND UNCERTAINTIES
        The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. For instance, the Company has typically experienced a slowdown in its sales levels in the first quarter of its fiscal year. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and net revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters. The Company continues to obtain a large percentage of its sales from its international operations, including sales from the Pacific Rim. In addition to the business risks associated with international operations, the recent economic turmoil has increased the uncertainty regarding future sales of the Company's products in the Pacific Rim. See "Sales and Distribution" for a description of certain risks associated with the Company's international operations.
        If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors in selling the Company's products, changes in distributor inventory levels, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced higher than usual headcount turnover which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.
        Approximately 46% of the Company's sales in fiscal 1998 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the result of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in the Pacific Rim have been adversely affected in recent quarters by financial difficulties in that region and may be so adversely affected in the future.
        A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 32%, 28% and 35% of the Company's net revenue in fiscal 1998, 1997 and 1996, respectively, although the Company's five largest customers were not the same in these periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows. See Risk and Uncertainties Note to "Consolidated Financial Statements".
        The Company's gross margin can be affected by a number of factors, including changes in product, distribution channel, and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in all markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct sales in any particular fiscal period. The
Company anticipates that its sales mix will fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and gross margins may decline from current levels in future periods.
        The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. In this regard, the Company during fiscal 1996, announced significant new products, after experiencing delays in the introduction of such products. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect financial position, operating results and cash flows.

        The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future.
In addition, certain components used in the Company's products, including certain microprocessors, line cards, power supplies, disk drives, application cards and other semiconductor devices and other components are available from sole sources. To date, the Company has been able to obtain adequate supplies of components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.
        In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company evaluated the assertions of Lucent, and in October 1998 settled by signing an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million. (See Patents, Trade Secrets and Licenses.) Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.
        Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first.
Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, customer service, finance and administration. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 capability. In addition, the Company has commenced work on various types of contingency planning to address potential problems areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planing activities will be on-going throughout 1999, with the goal of appropriately resolving all material internal systems and third party issues.
        The Company also has a program to assess the capability of its products to handle the year 2000. The Company believes that its products are year 2000 compliant, although there can be no assurance of this. The Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter. As used by Centigram, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Centigram, the Centigram product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Centigram product properly exchanges date data with the Centigram product.
        The costs incurred to date related to these programs are less than $250,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $500,000, although there can be no assurance of this.
The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.
        Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.
        In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.







ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio as of October 31, 1998.

                                                                                                Fair
(in thousands)            1999      2000      2001      2002      2003    Therafter   Total     Value
----------------------- --------- --------- --------- --------- --------- --------- --------- ---------
 Cash equivalents
   Fixed rate.......      $3,125     $ --      $ --      $ --      $ --      $ --     $3,125    $3,125
   Average rate.....        5.49%      --        --        --        --        --       5.49%      --

 Short-term investments
   Fixed rate.......      28,143     5,275       --        --        --        --     33,418    33,760
   Average rate.....        5.62%     5.89%      --        --        --        --       5.66%      --
                        --------- --------- --------- --------- --------- --------- --------- ---------
 Total securities...     $31,268    $5,275     $ --      $ --      $ --      $ --    $36,543   $36,885
   Average rate.....        5.61%     5.89%      --        --        --        --       5.65%      --


        The Company endeavors to mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains what the Company believes is a prudent amount of diversification.
        The company has cash flow exposure on the interest expense related to its $15.0 million line of credit due to the rates which vary with the banks' reference rate. At October 31, 1998 the Company had no borrowings against its line of credit.
        The Company conducts business on a global basis and sells its products in U.S. dollars, except for an occasional sale in British pounds. When the Company is exposed to adverse or beneficial movements in foreign currency exchange rates, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses from the settlement of the related receivables. At October 31, 1998, the notional amount of outstanding foreign currency exchange contracts were $1,100,000. The unrealized loss on the contracts at October 31, 1998 was $20,000. An adverse change in the British Pound of approximately 15% would result in an unrealized loss of approximately $165,000.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's financial statements included with this Form 10-K are set forth under Item 14.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)

                                                       October 31, November 1,
                                                          1998        1997
                                                       ----------- -----------
                                 Assets
Current Assets:
  Cash and cash equivalents..........................     $23,430     $19,791
  Short-term investments.............................      33,760      32,262
  Trade receivables, net of allowances of
    $1,919 and $1,724................................      14,566      21,637
  Inventories........................................       5,297       9,060
  Other current assets...............................       1,745       2,370
                                                       ----------- -----------
    Total current assets.............................      78,798      85,120
Property and equipment, net..........................       6,653      12,893
Intangible assets, net...............................       6,637       1,468
Deposits and other assets............................       3,889         439
                                                       ----------- -----------
                                                          $95,977     $99,920
                                                       =========== ===========

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable...................................      $5,985      $6,925
  Accrued compensation...............................       4,034       5,141
  Patent settlement payable..........................       9,200          --
  Deferred income....................................       4,394         678
  Accrued expenses and other liabilities.............       5,179       3,391
  Warranty and retrofit reserves.....................       1,977       2,161
                                                       ----------- -----------
    Total current liabilities........................      30,769      18,296

Commitments and contingencies........................

Stockholders' equity:................................
  Preferred stock, $0.001 par value, 1,000,000
   authorized; none outstanding......................          --          --
  Common stock, $0.001 par value, 25,000,000
   authorized; 7,171,000 and 7,110,000 outstanding,
   and capital in excess of par value ...............      90,625      90,724
  Treasury stock, 597,000 and 198,000 shares,
   at cost...........................................      (6,867)     (2,427)
  Accumulated deficit................................     (18,844)     (6,670)
  Unrealized loss on investments.....................         342          68
  Cumulative translation adjustments.................         (48)        (71)
                                                       ----------- -----------
    Total stockholders' equity.......................      65,208      81,624
                                                       ----------- -----------
                                                          $95,977     $99,920
                                                       =========== ===========

                            See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    Year Ended
                                        ------------------------------------
                                        October 31,  November 1,  November 2,
                                           1998         1997         1996
                                        -----------  -----------  ----------
Net revenue.............................   $77,587     $108,836    $104,324

Cost and expenses:
  Cost of goods sold....................    37,653       45,661      42,516
  Research and development..............    18,062       21,260      20,154
  Selling, general and administrative...    40,212       45,611      42,832
  Non-recurring charges.................    10,600        3,263          --
                                        -----------  -----------  ----------
                                           106,527      115,795     105,502
                                        -----------  -----------  ----------
Operating loss..........................   (28,940)      (6,959)     (1,178)
Other income and expense, net...........    17,145        6,114       2,231
                                        -----------  -----------  ----------
Income (loss) before income taxes.......   (11,795)        (845)      1,053
Provision for income taxes..............       379          833          53
                                        -----------  -----------  ----------
Net income (loss).......................  ($12,174)     ($1,678)     $1,000
                                        ===========  ===========  ==========

Basic income (loss) per share...........    ($1.77)      ($0.24)      $0.15
                                        ===========  ===========  ==========

Diluted income (loss) per share.........    ($1.77)      ($0.24)      $0.14
                                        ===========  ===========  ==========

Shares used for basic income
(loss) per share........................     6,883        6,943       6,824
                                        ===========  ===========  ==========

Shares used for diluted income
(loss) per share........................     6,883        6,943       6,981
                                        ===========  ===========  ==========

                            See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                        Year Ended
                                          --------------------------------------
                                          October 31,   November 1,  November 2,
                                              1998         1997         1996
                                          ------------  -----------  -----------
Common stock and capital in excess of
par value:
  Balance, beginning of year..............    $90,724      $88,774      $85,815
  Shares issued under stock plans.........        599        2,015        2,412
  Issue of treasury shares under
    stock plans...........................       (698)         (65)         --
  Tax benefits from stock plans...........       --            --           547
                                          ------------  -----------  -----------
                                              $90,625      $90,724      $88,774
                                          ------------  -----------  -----------

Treasury stock:
  Balance, beginning of year..............     (2,427)      $  --        $  --
  Purchase of treasury shares.............     (7,856)      (2,970)         --
  Issue of treasury shares under
    stock plans...........................      3,416          543          --
                                          ------------  -----------  -----------
                                              ($6,867)     ($2,427)      $  --
                                          ------------  -----------  -----------

Accumulated deficit:
  Balance, beginning of year..............    ($6,670)     ($4,992)     ($5,992)
  Net income (loss).......................    (12,174)      (1,678)       1,000
                                          ------------  -----------  -----------
                                             ($18,844)     ($6,670)     ($4,992)
                                          ------------  -----------  -----------

Unrealized gain (loss) on investments:
  Balance, beginning of year..............        $68         ($36)        ($14)
  Unrealized gain (loss) on investments
    for year..............................        274          104          (22)
                                          ------------  -----------  -----------
                                                 $342          $68         ($36)
                                          ------------  -----------  -----------

Cumulative translation adjustments:
  Balance, beginning of year..............       ($71)        ($34)         ($9)
  Translation adjustments.................         23          (37)         (25)
                                          ------------  -----------  -----------
                                                 ($48)        ($71)        ($34)
                                          ------------  -----------  -----------

Note receivable from officer:
  Balance, beginning of year..............    $  --          ($300)      $  --
  Loan issued to officer..................       --            --         ($300)
  Forgiveness of note.....................       --            300          --
                                          ------------  -----------  -----------
                                              $  --         $  --         ($300)
                                          ------------  -----------  -----------
                                              $65,208      $81,624      $83,412
                                          ============  ===========  ===========
                          See accompanying notes.

                     CENTIGRAM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Year Ended
                                           -------------------------------------
                                           October 31,  November 1,  November 2,
                                              1998         1997         1996
                                           -----------  -----------  -----------
Cash and equivalents, beginning of year...    $19,791      $12,668      $10,633
                                           -----------  -----------  -----------
Cash flows from operations:
  Net income (loss).......................    (12,174)      (1,678)       1,000
  Gain on sale of business................    (14,302)      (3,598)         --
  Write-off of IPR&D......................      5,000          --           --
  Depreciation and amortization...........      7,178        8,740        7,729
  Deferred taxes..........................       (325)       1,424          679
  Trade receivables.......................      3,293        6,104       (9,411)
  Inventories.............................        863        2,407       (5,646)
  Other assets............................     (2,492)       1,239       (1,392)
  Accounts payable........................     (1,333)      (2,814)       2,786
  Patent settlement payable...............      9,200          --           --
  Accrued expenses and other liabilities..      2,298          341         (682)
                                           -----------  -----------  -----------
                                               (2,794)      12,165       (4,937)
                                           -----------  -----------  -----------
Cash flows used for investing:
  Purchase of short-term investments......    (50,195)    (127,579)     (68,702)
  Proceeds from sale and maturities of
    short-term investments................     48,971      129,829       84,354
  Proceeds from CPE sale..................     26,849          --           --
  Purchase of property and equipment......     (3,017)      (6,203)     (10,615)
  Increase in intangible assets...........         --         (458)          --
  Note receivable from officer............         --           --         (300)
  Acquisition of TTC......................    (11,558)          --           --
                                           -----------  -----------  -----------
                                               11,050       (4,411)       4,737
                                           -----------  -----------  -----------
Cash flows from financing:
  Proceeds from sale of common stock......      3,317        2,493        2,412
  Purchase of treasury shares.............     (7,856)      (2,970)          --
  Principal payments on capital leases....        (78)        (154)        (177)
                                           -----------  -----------  -----------
                                               (4,617)        (631)       2,235
                                           -----------  -----------  -----------
  Net change in cash and equivalents......      3,639        7,123        2,035
                                           -----------  -----------  -----------
  Cash and equivalents, end of year.......    $23,430      $19,791      $12,668
                                           ===========  ===========  ===========

SUPPLEMENTAL DATA:
  Interest (paid).........................      ($100)        ($98)        ($37)
  Income taxes paid.......................       $226         $599         $383

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS OPERATIONS

        Centigram Communications Corporation (the Company) designs, manufactures and markets wireless and wireline messaging, enhanced services, communications systems that integrate voice and facsimile on the Company's communications server, and provide access to this multimedia information through a telephone or PC. In addition to these products, the Company offers installation, training, consulting, and post-contract support services to its customers. The principal geographic markets for the Company's products are North America, Latin America, the Pacific Rim, and Europe. The Company sells primarily to telecommunications service providers, Bell Operating Companies, and independent telephone companies.

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

        Intangible Assets   Intangible assets consist of patent license
acquisition costs and goodwill and are stated at cost. Patent license costs are being amortized over ten years, the estimated useful lives of the patents. During fiscal 1997 the Company sold its Text-to-Speech business and as a result of this transaction the Company reduced goodwill by $703,000, net. During fiscal 1998 the Company purchased substantially all the assets of The Telephone Connection, Inc. ("TTC") including purchased intangibles which will be amortized over their estimated useful lives, ranging from three to seven years. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset is not fully recoverable, as determined by the undiscounted cash flows of the acquired business or the related products over the remaining amortization period, the Company would reduce these asset's carrying value to net realizable value. Intangible amortization expense was approximately $337,000, $290,000, and $375,000 in fiscal 1998, 1997 and
1996, respectively.

        Foreign Currency Translation The Company's international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Translation adjustments are recorded to a separate component of stockholders' equity.

        Derivative Financial Instruments The Company uses derivative financial instruments to reduce financial market risks and as a matter of policy does not engage in speculative or trading transactions. The Company enters into foreign exchange forward contracts to hedge certain receivables denominated in foreign currencies. The Company's accounting policies for these instruments are based on the Company designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on these contracts are designated and effective as hedges and are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in the current period.




        Capital Structure In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and will be effective in the Company's fiscal 1999. Adoption of FAS 129 is not expected to have a material impact on the Company's consolidated financial statements.

        Comprehensive Income In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and will be effective in the Company's fiscal 1999. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

        Segment Information In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 will be effective in the Company's fiscal 1999. The Company has not yet reached a conclusion as to the appropriate segments, if any, which it will be required to report to comply with FAS 131.

        Derivative Instruments and Hedging Activities In June 1998, the Financial Accounting Standards Board issued Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or is recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective as of the beginning of the Company's fiscal year 2001. The Company is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

        Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.












ACQUISITION AND DIVESTITURE

        In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting with the purchase price being allocated as follows:

 (in thousands)
 Net fixed assets.......................................      $600
 Purchased IPR&D charged to operations in
   the quarter ended August 1, 1998 ....................     5,000
 Purchased technology and other intangible assets.......     2,600
 Goodwill...............................................     3,400
                                                          ---------
                                                           $11,600
                                                          =========

        Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, ranging from three to seven years. The operating results of TTC which have not been material in relation to those of the Company, have been included in consolidated financial statements from the acquisition date.

        In-Process Research and Development   Management estimates that
$5.0 million of the purchase price represents purchased IPR&D that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the third quarter of the current fiscal year following consummation of the acquisition. The value assigned to purchased IPR&D, based on a valuation prepared by a third-party appraisal, was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased IPR&D projects.

        Developed Technology To determine the value of the developed technology ($ 2.2 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

        Assembled Work Force To determine the value of the assembled work force ($0.4 million), the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs to recruit and interview candidates, as well as the cost to train new employees.

        Revision of Purchase Price Allocation   Subsequent to the
acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company has reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount. The effect of these adjustments on previously reported unaudited condensed consolidated financial statements for the three and nine months ended August 1, 1998 and as of August 1, 1998 are as follows:

                                         Quarter Ended      Nine Months Ended
                                      ------------------- -------------------
(in thousands, except per share          As                  As
 data)                                Reported  Restated  Reported  Restated
------------------------------------- --------- --------- --------- ---------
Purchased IPR&D.....................    $8,400    $5,000    $8,400    $5,000
Loss from operations................  ($18,576) ($15,176) ($30,349) ($26,949)
Net loss............................   ($3,666)    ($266) ($14,250) ($10,850)
Basic and diluted net loss per
  share.............................    ($0.53)   ($0.04)   ($2.05)   ($1.56)

                                        August 1, 1998
                                      -------------------
                                         As
(in thousands)                        Reported  Restated
------------------------------------- --------- ---------
Intangible assets, net..............    $3,429    $6,829
Accumulated deficit.................  ($20,920) ($17,520)


SALE OF CPE BUSINESS UNIT

        In May 1998, the Company licensed and sold certain Customer Premise Equipment ("CPE') business unit assets to Mitel Corporation ("Mitel") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities. The Company recorded a pre-tax gain of approximately $14.3 million on this transaction representing the difference between the sales price and the net carrying value of the tangible and intangible assets sold by the Company and the liabilities assumed.






PRO FORMA INFORMATION (UNAUDITED)

        The following unaudited pro forma consolidated results of operations for the Company's last three fiscal years assumes the TTC acquisition and the CPE Sale occurred as of October 29, 1995. These pro forma results also reflect the amortization of purchased TTC tangible and intangible assets and exclude the gain realized on the CPE sale and the write-off of TTC in-process research and development. This pro forma information is not necessarily indicative of the results that would actually have been reported had the sale and purchase transactions underlying the pro forma adjustments actually been consummated on such dates, nor is it necessarily indicative of future operating results.

(in thousands, except per share data)      1998         1997         1996
--------------------------------------- -----------  -----------  ----------
Net revenue.......................         $66,690      $70,789     $56,304
Net loss..........................        ($23,996)    ($15,045)   ($18,010)
Basic and diluted loss
per share.........................          ($3.49)      ($2.17)     ($2.58)

INCOME (LOSS) PER SHARE

        In February 1997, the financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings
Per Share" ("FAS 128"), which was adopted during the quarter ended
January 31, 1998. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For fiscal 1998 and 1997, net loss per share was computed using only the weighted average number of shares of Centigram common stock outstanding during the period. For fiscal 1996, basic net income per share was based on the weighted average number of shares of Centigram common stock outstanding during the period. For the same period diluted net income per share further included the effect of stock options outstanding which were dilutive. Options to purchase approximately 420,000 shares of common stock were outstanding during 1996, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All net income (loss) amounts for prior periods have been presented and, where necessary, restated to conform to FAS 128 requirements.
        Basic income (loss) per share amounts are computed by dividing net income (loss) by the average number of shares outstanding. Diluted income (loss) per share amounts are computed by dividing net income
(loss) by the sum of the average number of shares outstanding and all potentially dilutive common stock equivalents outstanding. The details of these computations are as follows:


(in thousands, except per share data)      1998         1997         1996
--------------------------------------- -----------  -----------  ----------
Net income (loss).......................  ($12,174)     ($1,678)     $1,000
                                        ===========  ===========  ==========

Weighted average shares outstanding.....     6,883        6,943       6,824
Effect of dilutive securities:
  Shares issued upon exercise of
   dilutive outstanding stock options...       --           --          157
                                        -----------  -----------  ----------
Adjusted weighted average shares........     6,883        6,943       6,981
                                        ===========  ===========  ==========

Basic income (loss) per share...........    ($1.77)      ($0.24)      $0.15
                                        ===========  ===========  ==========

Diluted income (loss) per share.........    ($1.77)      ($0.24)      $0.14
                                        ===========  ===========  ==========

RISK AND UNCERTAINTIES

        Supplies/Source of Supply The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, sub-assemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company generally uses standard parts and components for its products, certain of these parts and components are available only from sole source vendor or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.
        Diversification of Credit Risks and Off-balance-sheet Risks The Company's investments and trade receivables subject the Company to certain credit risks. The Company maintains cash and investments in various financial instruments, and maintains policies establishing credit and concentration criteria for such assets and limiting the exposure to any one institution or guarantor. Cash equivalents and short-term investments at October 31, 1998 consisted primarily of commercial paper, U.S. government and agency bonds and corporate debt obligations. The Company sells primarily to telecommunications service providers, Bell Operating Companies, and independent telephone companies. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. At October 31, 1998 five customers represented approximately 52% of trade receivables.
        The Company enters into foreign exchange forward contracts to hedge customer receivables denominated in foreign currencies. The counterparties to such contracts are major financial institutions and the Company's policy is to not require collateral. At October 31, 1998 the notional amount of outstanding foreign exchange contracts was approximately $1.1 million and the unrealized loss on these contracts was approximately $20,000. The Company had no foreign exchange contracts outstanding as of November 1, 1997.

INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS

        Management determines the appropriate classifications of securities at the time of the investment purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investments as "available for sale" at the estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Investment income is recorded using an effective interest rate for each investment which includes interest earned and an amortization or accretion of each investment's associated premium or discount over the term of the investment. Realized gains or losses, using the specific identification method, and declines in value judged to be other than temporary are also included in investment income. The fair values of the Company's investments are based on quoted market prices at October 31, 1998 and November 1, 1997.

   Investments at October 31, 1998 were as follows (in thousands):

                                                  Gross       Gross    Estimated
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses     Value
                                     ---------- ----------  ---------- ---------
U.S. government and agency
  obligations.......................   $10,500        $49       $  --   $10,549
Corporate debt securities...........     6,188         45          --     6,233
Commercial paper....................    19,809        248          --    20,057
Temporary cash investments..........        46         --          --        46
                                     ---------- ----------  ---------- ---------
Total available-for-sale securities.    36,543        342           0    36,885
Less amounts classified as
  cash equivalents..................    (3,125)        --          --    (3,125)
                                     ---------- ----------  ---------- ---------
                                       $33,418       $342       $  --   $33,760
                                     ========== ==========  ========== =========












    Contractual maturities of available-for-sale securities at October 31, 1998 are as follows (in thousands):

                                                Estimated
                                     Amortized     Fair
                                        Cost      Value
                                     ---------- ----------
Due in one year or less.............   $31,268    $31,566
Due in one to three years...........     5,275      5,319
                                     ---------- ----------
                                       $36,543    $36,885
                                     ========== ==========

   Investments at November 1, 1997 were as follows (in thousands):

                                                  Gross       Gross    Estimated
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses     Value
                                     ---------- ----------  ---------- ---------
U.S. government and agency
  obligations.......................   $17,086        $34        ($23)  $17,097
Corporate debt securities...........     4,564         12          --     4,576
Commercial paper....................     9,489         45          --     9,534
Temporary cash investments..........     3,006         --          --     3,006
                                     ---------- ----------  ---------- ---------
Total available-for-sale securities.    34,145         91         (23)   34,213
Less amounts classified as
  cash equivalents..................    (1,951)        --          --    (1,951)
                                     ---------- ----------  ---------- ---------
                                       $32,194        $91        ($23)  $32,262
                                     ========== ==========  ========== =========

NOTE RECEIVABLE

        In December 1996, the Company entered into two 12-year leases for approximately 225,000 square feet of office space in San Jose, California. In January 1998, the Company and the developer of the property terminated these leases. As a condition of this termination agreement, the Company loaned the developer approximately $2.2 million at 9% interest. This unsecured 10-year loan will be fully amortized by monthly payments of $28,409, including principal and interest, commencing in March 1998. At October 31, 1998 the remaining balance on the note was approximately $2.1 million and this balance is included in deposits and other assets.

BANK CREDIT LINES

        The Company has a $15.0 million unsecured line of credit which expires May 29, 1999. Amounts borrowed bear interest at various rates as defined under the agreement, including the banks' reference rate (8.0% at October 31, 1998). The loan agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth and requires the banks' consent for the payment of cash dividends. The Company is in compliance with this agreement and there were no borrowings outstanding under the line on October 31, 1998. The Company plans to renew this line of credit upon its expiration.
        The Company also has bank contracts allowing it to enter into foreign currency spot and future exchange transactions in amounts not to exceed $10.0 million outstanding at one time.

BALANCE SHEET COMPONENTS (in thousands)

                                     October 31,            November 1,
                                        1998                   1997
                                     ----------             ----------
Inventories
  Raw materials.....................    $1,198                 $3,005
  Work-in-process...................     1,793                  2,274
  Finished goods....................     2,306                  3,781
                                     ----------             ----------
                                        $5,297                 $9,060
                                     ==========             ==========

Property and equipment
  Equipment.........................   $33,527                $35,701
  Furniture and fixtures............     4,106                  4,709
  Leasehold improvements............     2,661                  2,785
                                     ----------             ----------
                                        40,294                 43,195
  Less accumulated depreciation
    and amortization................   (33,641)               (30,302)
                                     ----------             ----------
                                        $6,653                $12,893
                                     ==========             ==========

Intangible assets
  Goodwill..........................    $3,373                 $   --
  Patent licenses...................     1,350                  1,350
  Developed technology and other....     2,590                    458
                                     ----------             ----------
                                         7,313                  1,808
  Less accumulated amortization.....      (676)                  (340)
                                     ----------             ----------
                                        $6,637                 $1,468
                                     ==========             ==========

Accrued expenses and other liabilities
  Accrued expenses..................    $4,664                 $3,040
  Other liabilities.................       515                    351
                                     ----------             ----------
                                        $5,179                 $3,391
                                     ==========             ==========







COMMITMENTS AND CONTINGENCIES

        Leases The Company leases its facilities and certain equipment under noncancellable operating leases expiring through 2007. Leases for the Company's two principal operating facilities, its headquarters facility and operations facility, require the Company to pay property taxes, insurance premiums and normal maintenance costs, and contain provisions for rental adjustments. In November 1998 the Company renewed its lease on its operations facility ("Renewal"), for an additional five year period.
        Future minimum lease payments under noncancellable operating leases inclusive of the November 1998 Renewal are as follows for the following years:

                                                Operating
(in thousands)                                    Leases
-------------------------------------           ----------
  1999.............................                $2,521
  2000.............................                 2,609
  2001.............................                 2,414
  2002.............................                 2,368
  2003 and beyond..................                 8,541
                                                ----------
  Total minimum payments...........               $18,453
                                                ==========

        Rent expense totaled approximately $3,028,000, $2,548,000, and $1,964,000 for years 1998, 1997 and 1996, respectively.

        Letters of Credit The Company enters into letters of credit as performance securities for certain sales contracts. Various standby letters of credit totaling approximately $1,100,000 were outstanding as of October 31, 1998.

        Litigation The Company from time to time has received letters from other parties, including competitors of the Company, that make allegations of patent infringement. Certain lawsuits have also arisen from time to time in the ordinary course of business. In December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent. The Company evaluated the assertions of Lucent and in the third quarter of fiscal 1998 accrued $7.6 million. Of this amount, $5.6 million was recorded as a non-recurring charge and $2.0 million, which is attributable to the CPE business, was recorded against the gain on the transaction and included in other income. In October
1998, the Company signed an intellectual property cross-licensing agreement with Lucent and in November 1998, paid Lucent $9.2 million. A portion of the settlement agreement amount totaling $1.6 million was recorded as prepaid royalties and will be amortized to cost of goods sold over the future royalty period.

STOCKHOLDERS' EQUITY

        Common Stock   The Company had 7,171,000 and 7,110,000 shares
outstanding for fiscal 1998 and 1997, respectively. This increase represents shares issued for exercises of stock options under the Company's stock plans and shares issued under the Company's stock purchase plan.

        Shares Authorized   The Company has authorized but unissued shares
of 2,208,000 and 111,000 common shares for the Company's Stock Option Plans and the Employee Stock Purchase Plan, respectively, at October 31, 1998.

        Treasury Stock   In April 1997, the Company's Board of Directors
authorized a stock repurchase program whereby up to one million shares of its common stock may be repurchased in the open market from time-to-time. In September 1998, an additional 500,000 shares was authorized. The Company purchased 659,000 and 243,000 shares in fiscal 1998 and 1997, respectively, at a total cost of approximately $10.8 million.

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

STOCK AND BENEFIT PLANS

        Employee Stock Purchase Plan   The Company's 1991 Employee Stock
Purchase Plan (the Purchase Plan), as amended, allows eligible employees through payroll deduction to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period, or such other offering period as determined by the Board of Directors but at no time to exceed 27 months. Approximately 100,000 and 120,000 shares were issued under the Purchase Plan at average prices of $10.07 and $10.89 per share in 1998 and 1997, respectively.

        Stock Option Plans   The Company has in effect two stock option
plans: the 1997 Stock Plan (the 1997 Plan) and the 1995 Nonstatutory
Stock Option Plan (the 1995 Plan).
        The 1997 Plan has a ten year term and provides for the granting of incentive stock options and nonstatutory stock options to officers, directors, employees and consultants of the Company at prices ranging from 100% to 110% of the fair market value of the common stock on the date prior to the grant as determined by the Board of Directors. Also, stock options are automatically granted to directors who are not employees of the Company. Options generally expire five or ten years after the date of grant. The vesting and exercise provisions of option grants are determined by the Board of Directors. Options to new employees generally vest at the rate of 25% of the shares subject to the option one year after the date of grant, and then ratably over the following 36 months, based on continued service to the Company. Options granted to current employees generally vest at the rate of 12.5% of the shares subject to the option six months after the date of grant and then ratably over the following 42 months, based on continued service to the Company. Options to outside directors generally vest in equal monthly amounts over a three-year or one-year period depending on the nature of the option. Unexercised options are canceled thirty days following termination of the optionee's service to the Company.
         The 1995 Plan has a ten year term and was approved by the Board of Directors in July 1995. The 1995 plan provides for the granting of nonstatutory stock options to employees (excluding officers and directors) and consultants of the Company at the fair market value of the common stock on the date prior to the option grant. The vesting and exercise provisions of option grants are determined by the Board of Directors, and are generally similar to those provided under the 1997
Plan.
         A summary of stock option plan transactions follows (shares in thousands):

                                              Outstanding Options
                                              --------------------
                                   Shares                Weighted
                                  Available              Average
                                     for        Out-     Exercise
                                   Options    standing    Price
                                 -----------  --------- ----------
October 29, 1995 ...............        148        964     $14.93
 Additional shares authorized ..        505         --        --
 Granted .......................       (637)       637      18.23
 Exercised .....................       --         (123)      7.92
 Canceled ......................        147       (147)     14.37
                                 -----------  ---------
November 2, 1996 ...............        163      1,331      17.22
 Additional shares authorized ..      1,002         --        --
 Granted .......................     (2,027)     2,027      12.68
 Exercised .....................       --         (127)      9.42
 Expired........................       (187)        --        --
 Canceled ......................      1,272     (1,272)     16.33
                                 -----------  ---------
November 1, 1997 ...............        223      1,959      13.62
 Additional shares authorized ..        705         --        --
 Granted .......................     (1,088)     1,088      11.45
 Exercised .....................       --         (222)     10.41
 Expired........................       (457)        --        --
 Canceled ......................      1,321     (1,321)     14.19
                                 -----------  ---------
October 31, 1998 ...............        704      1,504     $10.44
                                 ===========  =========

Options exercisable at:
 November 2, 1996 ..............                   472     $17.54
 November 1, 1997 ..............                   504     $14.72
 October 31, 1998 ..............                   328     $10.85

        The following tables summarize information about options outstanding at October 31, 1998: (shares in thousands):

                          Outstanding Options         Exercisable Options
                  --------------------------------- ----------------------
                               Weighted
                    Number      average   Weighted     Number    Weighted
                   of shares  contractual  average   of shares    average
   Range of       outstanding    life     exercise  exercisable  exercise
 Exercise Prices  at 10/31/98 (in years)    price   at 10/31/98    price
----------------  ----------- ----------- --------- ------------ ---------
 $9.50 -   9.63          105        8.45     $9.57           50     $9.59
 10.13                   882        9.63     10.13           23     10.13
 10.38 -  11.50          462        8.58     10.90          225     10.90
 11.75 -  18.88           55        6.83     13.14           30     13.09
                  -----------                       ------------
 $9.50 -  18.88        1,504        9.12    $10.44          328    $10.85
                  ===========                       ============

        These options will expire if not exercised at specific dates ranging from November 1998 to October 2008.

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



                                      Option Plans          Purchase Plan
                                ----------------------- -----------------------
                                 1998    1997    1996    1998    1997    1996
                                ------- ------- ------- ------- ------- -------
  Expected life in years.......    4.0     4.0     4.0     0.5     0.5     0.5
  Expected stock price
    volatility factors.........    0.6     0.6     0.6     0.6     0.5     0.5
  Risk-free interest rate
    percentage.................    5.5     6.0     5.9     5.5     5.4     5.7

        For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the options' vesting period (for Option Plans) and the six-month purchase period (for the Purchase Plan).

        The Company's reported and pro forma information follows (in thousands except per share data):

                                          1998      1997      1996
                                        --------- --------- ---------
 Net income (loss) - as reported....... ($12,174)  ($1,678)   $1,000
 Net loss - pro forma.................. ($14,027)  ($6,427)    ($452)
 Diluted income (loss) per share -
   as reported.........................   ($1.77)   ($0.24)    $0.14
 Diluted loss per share - pro forma....   ($2.04)   ($0.93)   ($0.06)

        The weighted-average estimated fair value of employee stock options granted were $6.77, $6.89, and $9.83 per share for fiscal 1998, 1997 and 1996, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Purchase Plan were $4.25, $4.30, and $5.59 for fiscal 1998, 1997 and 1996, respectively.
        The effects on pro forma disclosures of applying FAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted subsequent to October 28, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.
        In June 1997, the Company offered all employees the option to exchange their stock options on a 5 for 4 share exchange ratio at the current market price, with no change in the stock options vesting periods. As a result of this offer, stock options to purchase 809,000 shares of common stock with a weighted average exercise price of $16.50 per share were canceled or amended to stock options to purchase 641,000 shares with an exercise price of $10.38 per share.
        In June 1998, the Company offered all employees and directors the option to reprice their stock options to the then current market price with a restart of the options vesting periods. As a result of this offer, 904,000 shares of common stock with a weighted average exercise price of $16.21 per share were canceled or amended to stock options with an exercise price of $10.13 per share.

        Employee Benefit Plan   The Company has an employee savings plan,
which qualifies under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, all eligible employees may defer from 1% to 20% of their pre-tax compensation, but not more than statutory limits. The Company is allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Company contributions of $713,000 were made through fiscal 1998. The Company contributed $181,000, $205,000, and $152,000 in 1998, 1997 and 1996,
respectively. In December 1996 the Board of Directors approved a matching program, not to exceed $500 per eligible employee.

NON-RECURRING CHARGES

        During the third quarter of fiscal 1998 the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of approximately $0.4 million. During this quarter the Company wrote off
$5.0 million of IPR&D.  See Acquisition and Divestiture Note.
        In December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. During the third quarter of fiscal 1998 the Company accrued $7.6 million, $5.6 million of this amount was recorded as a non-recurring charge. See Commitments and Contingencies Note.
        During the second quarter of fiscal 1997, the Company recorded restructuring and other charges of $3.3 million. These expenses consisted of $2.4 million in restructuring charges and $0.9 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges primarily represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer. The Company restructured its business to align its operational expenses with its anticipated revenue levels. Cash payment termination benefits of $0.3 million and $1.8 million were paid in fiscal 1998 and 1997, respectively.

OTHER INCOME AND EXPENSE, NET

        Other income and expense, net consists of (in thousands):

                                               1998      1997      1996
                                             --------- --------- ---------
    Investment income.................         $3,053    $2,645    $2,321
    Interest expense..................           (100)     (103)      (76)
    Other.............................         14,192     3,572       (14)
                                             --------- --------- ---------
                                              $17,145    $6,114    $2,231
                                             ========= ========= =========

        On May 8, 1998, the Company licensed and sold certain Customer Premise Equipment ("CPE") business unit assets to Mitel Corporation ("Mitel") for a total purchase price of $26.8 million in cash, and Mitel assumed certain of the company's liabilities. The Company recorded a pre-tax gain of approximately $14.3 million, computed as the difference between the net carrying value of the tangible and intangible assets sold and the liabilities assumed by the Company and the purchase price.
        During fiscal 1997 the Company sold its Text-to-Speech business to Learnout & Hauspie Speech Products ("L&H") for $5.0 million in L&H common stock. The Company recorded a pre-tax gain, computed as the difference between the fair market value of the shares received at closing and the net carrying value of related Text-to-Speech tangible and intangible assets of approximately $3.6 million. The Company subsequently sold this common stock for an additional gain of approximately $.3 million which was included in investment income.

INCOME TAXES

        Income tax provisions have been determined in accordance with statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes (FAS 109). The components of the provision for income taxes are as follows (in thousands):

                                               1998      1997      1996
                                             --------- --------- ---------
FEDERAL
Current.................................         $421   ($1,475)    ($901)
Deferred................................         (325)    2,023       901

STATE
Current.................................           83        35        --

FOREIGN
Current.................................          200       250        53
                                             --------- --------- ---------
                                                 $379      $833       $53
                                             ========= ========= =========

        The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                               1998      1997      1996
                                             --------- --------- ---------
Income tax (benefit) computed at
  federal statutory rate.................       -34.0%    -34.0%     34.0%
State taxes, net of federal benefit......         0.5%      2.7%      --
Foreign taxes............................         1.7%     29.6%      5.0%
Goodwill amortization....................         --       36.0%      8.3%
Adjustment to valuation allowance........        33.5%     49.0%    -27.3%
Tax-exempt interest income...............         --        --      -16.1%
Other individually immaterial items......         1.5%     15.3%      1.1%
                                             --------- --------- ---------
Effective tax rate.......................         3.2%     98.6%      5.0%
                                             ========= ========= =========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                               1998      1997
                                             --------- ---------

Deferred tax liabilities
Difference in accounting periods...........   ($1,660)  ($2,889)
                                             --------- ---------

Deferred tax assets
Net operating loss carryforwards...........       867     2,531
Tax credit carryforwards...................     3,410     2,886
Fixed assets...............................     2,750     1,686
Allowance for doubtful accounts............       740       780
Other accruals and reserves not currently
  deductible for tax purposes..............     8,354     2,206
Inventory valuation accounts...............       203     2,026
Other......................................        41        63
                                             --------- ---------
                                               16,365    12,178
Valuation allowance........................   (14,380)   (9,289)
                                             --------- ---------
                                                1,985     2,889
                                             --------- ---------
Total deferred taxes.......................      $325     $  --
                                             ========= =========

        The change in the valuation allowance was a net increase of $5,091,000, $2,933,000, and $770,000 for 1998, 1997 and 1996,
respectively. Approximately $1,267,000 of the valuation allowance is related to stock options, the benefits of which will be credited to additional paid-in capital when realized.
        As of October 31, 1998, the Company has federal tax net operating loss carryforwards of approximately $1,875,000, which will expire beginning in 2001 through 2003, if not utilized. Also available at October 31, 1998 are tax credit carryforwards for federal and state income tax purposes of approximately $2,308,000 and $1,670,000, respectively, which will expire beginning in the year 2002, if not utilized. Utilization of all of the federal net operating loss carryforwards and the deduction equivalent of approximately $118,000 of tax credit carryforwards are limited to less than $1,000,000 per year, due to the application of the change in ownership provisions of Sections 382 and 383 of the internal Revenue Code of 1986, as amended.

SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of systems and software for communications applications including voice messaging and facsimile storage and forwarding. No customer represented more than 10% of net revenue in the last three fiscal years. A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 32%, 28% and 35% of the Company's net revenue in fiscal 1998, 1997 and 1996 respectively, although the Company's five largest customers were not the same in these periods.
        Export revenue consist of sales from the Company's U.S. operating company to non-affiliated customers by geographic area after adjustments to include such export sales based on the location of the customer (in thousands):

                                               1998      1997      1996
                                             --------- --------- ---------
  Latin America............................   $16,700   $16,200    $9,800
  Europe...................................     6,000    10,200     5,600
  Far East.................................     6,100     9,200     1,500
  Canada...................................     5,200     6,700     5,900
  Australia................................     1,800     5,200     9,000
                                             --------- --------- ---------
                                              $35,800   $47,500   $31,800
                                             ========= ========= =========

SUBSEQUENT EVENTS

        In December 1998, the Board of Directors approved an increase in shares reserved for issuance under the Company's stock option plans and the Employee Stock Purchase plan of 300,000 and 125,000, respectively. The increase in the shares for the Employee Stock Plan and the increase in ISO shares for the 1997 Plan are subject to stockholders' approval. See the first, second and fifth paragraphs of "Commitments and Contingencies" Note.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                             Net Income (Loss)
                                  Operating -------------------
               Net       Gross     Income                Per                 Stock Price Range
              Revenue   Margin     (Loss)    Amount   Share(1)   Shares(1)    High  -   Low
             --------- ---------  --------- --------- --------- ----------- ------------------
1998
  Q1          $18,158    $9,087    ($6,626)  ($5,978)   ($0.85)      7,016   $18.00 -   11.06
  Q2           21,202    11,049     (5,147)   (4,606)    (0.66)      6,996    14.06 -   11.63
  Q3(2)        18,143     9,306    (15,176)     (266)    (0.04)      6,885    13.75 -   10.13
  Q4           20,084    10,492     (1,991)   (1,324)    (0.20)      6,634    11.50 -    5.63
             --------- ---------  --------- ---------
              $77,587   $39,934   ($28,940) ($12,174)   ($1.77)      6,883   $18.00 -    5.63
             ========= =========  ========= =========


1997
  Q1          $27,913   $16,570       $259      $680     $0.10       6,986   $14.73 -   12.13
  Q2(3)        24,899    14,060     (6,871)   (6,304)    (0.90)      6,994    13.75 -    9.50
  Q3(4)        27,010    15,461     (1,138)    3,149      0.45       7,019    13.75 -    9.50
  Q4           29,014    17,084        791       797      0.11       7,176    21.88 -   11.00
             --------- ---------  --------- ---------
             $108,836   $63,175    ($6,959)  ($1,678)   ($0.24)      6,943   $21.88 -    9.50
             ========= =========  ========= =========

        (1) Represents the computation of basic and diluted net income (loss) per share. Shares represent the weighted average number of shares outstanding. Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

        (2) During the third quarter of fiscal 1998 the Company purchased substantially all of the assets of The Telephone Connection, Inc. "TTC") for approximately $11.6 million in cash, including transaction costs of approximately $0.4 million. The third quarter was restated; see Acquisition and Divestiture Note.

             In December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company settled this dispute by signing a patent license agreement and paying Lucent $9.2 million. The Company recorded $5.6 million as a non-recurring charge in the third fiscal quarter. See Commitments and Contingencies Note.

        (3) During the second quarter of fiscal 1997, the Company recorded restructuring and other charges of $3.3 million. The expenses consisted of $2.4 million in restructuring charges and $0.9 million in expenses associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). The restructuring charges primarily represent termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer.

        (4) During the third quarter of fiscal 1997, the Company sold its Text-to-Speech business to Learnout & Hauspie Speech Products ("L&H") for $5.0 million in L&H common stock. The Company recorded a pre-tax gain, computed as the difference between the fair market value of the shares received at closing and the net carrying value of related Text-to-Speech tangible and intangible assets of approximately $3.6 million. The Company subsequently sold this common stock for an additional gain of approximately $0.3 million which was included in investment income.

        The Company's common stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market System under the symbol CGRM. As of October 31, 1998, there were approximately 350 stockholders of record. The Company has not paid and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's bank credit line agreement requires the banks' consent to pay cash dividends.








PRO FORMA QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following pro forma information represents the combined results of operations of the Company, plus TTC, as adjusted to reflect the amortization of intangible assets acquired in the purchase, less the CPE Sale, as if each of these transactions had occurred at the beginning of fiscal 1997. The pro forma statements exclude the gain realized on the CPE Sale and exclude the non-recurring charge of the write-off of the IPR&D acquired in the TTC transaction. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1997 nor are they necessarily indicative of future operating results.

(in thousands, except per share data)
                                                            Net Income (Loss)
                                                           -------------------
           Net       Gross                       Operating              Per
          Revenue   Margin      R&D      SG&A      Loss     Amount   Share(1)
         --------- --------- --------- --------- --------- --------- ---------
1998
  Q1      $12,816    $6,023    $4,587    $8,976   ($7,540)  ($6,876)   ($0.98)
  Q2       15,524     7,821     4,718     9,313    (6,210)   (5,658)    (0.81)
  Q3(2)    18,266     9,242     4,371    15,624   (10,753)  (10,138)    (1.47)
  Q4       20,084    10,492     3,919     8,564    (1,991)   (1,324)    (0.20)
         --------- --------- --------- --------- --------- ---------
          $66,690   $33,578   $17,595   $42,477  ($26,494) ($23,996)   ($3.49)
         ========= ========= ========= ========= ========= =========

1997
  Q1      $15,885    $9,499    $5,601    $8,524   ($4,626)  ($4,181)   ($0.60)
  Q2(3)    17,625     9,758     5,290    13,365    (8,897)   (8,297)    (1.19)
  Q3(4)    18,375    10,350     4,837     9,540    (4,027)      276      0.04
  Q4       18,904    11,269     5,067     9,044    (2,842)   (2,843)    (0.40)
         --------- --------- --------- --------- --------- ---------
          $70,789   $40,876   $20,795   $40,473  ($20,392) ($15,045)   ($2.15)
         ========= ========= ========= ========= ========= =========

        (1) Represents the computation of basic and diluted net income (loss) per share. Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

        (2) As noted above in footnote (2) to the QUARTERLY FINANCIAL DATA (UNAUDITED), the Company accrued and recorded in Q3, as a non-recurring charge, $5.6 million to reflect the settlement of its patent license dispute with Lucent.

        (3) As noted above in footnote (3) to the QUARTERLY FINANCIAL DATA (UNAUDITED), the Company recorded in Q2, restructuring and other charges of $3.3 million.

        (4) As noted above in footnote (4) to the QUARTERLY FINANCIAL DATA (UNAUDITED), the Company recorded in Q3, a pre-tax gain on the sale of its Text-to-Speech business of $3.6 million.

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
CENTIGRAM COMMUNICATIONS CORPORATION

        We have audited the accompanying consolidated balance sheets of Centigram Communications Corporation as of October 31, 1998 and November 1, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centigram Communications Corporation at October 31, 1998 and November 1, 1997 and the consolidated results of its operations and its cash flows for the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ ERNST & YOUNG LLP

San Jose, California
November 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                     PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on March 26, 1999, under the headings "Proposal No. 1" and "Management".

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 26, 1999, under the heading "Executive Officer Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 26, 1999, under the heading "Security Ownership of Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 26, 1999, under the heading "Certain Transactions".






















                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) 1. THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF CENTIGRAM COMMUNICATIONS CORPORATION ARE INCLUDED IN ITEM 8:


FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS:


Report of Independent Auditors

Consolidated Balance Sheets-October 31, 1998 and November 1, 1997

Consolidated Statements of Operations-Years ended October 31, 1998, and November 1, 1997 and November 2, 1996

Consolidated Statements of Stockholders' Equity-Years ended October 31, 1998, November 1, 1997 and November 2, 1996

Consolidated Statements of Cash Flows-Years ended October 31, 1998, November 1, 1997 and November 2, 1996

Notes to Consolidated Financial Statements-October 31, 1998, except the note "Quarterly Financial Data (Unaudited)"


SUPPLEMENTARY FINANCIAL DATA NOT COVERED BY REPORT OF INDEPENDENT AUDITORS:

The notes: "Pro Forma Information (Unaudited)", "Quarterly Financial Data
           (Unaudited)" and "Pro Forma Quarterly Financial Data (Unaudited)" in Notes to Consolidated Financial Statements

(A) 2.   FINANCIAL STATEMENT SCHEDULE:

        The following financial schedule of the Registrant for the years ended October 31, 1998, November 1, 1997 and November 2, 1996

        Schedule II-Valuation and Qualifying Accounts

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

Exhibit
Number                        Exhibit Description
   3.1  Second Restated Certificate of Incorporation of Registrant.(1)
   3.2  Bylaws of Registrant.(1)
   4.1  Preferred Shares Rights Agreement dated as of October 20, 1992 by and between Registrant and  The First National Bank of Boston.(2)
   4.2  Amendment to Preferred Shares Rights Agreement dated April 26, 1994.(4)
  10.1  Amended and Restated 1987 Incentive Stock Option Plan.(4)
  10.2  Amended and Restated 1991 Employee Stock Purchase Plan.(4)
  10.3  Settlement Agreement and Cross-License between the Company and VMX,
        Inc. dated June 29, 1990.(1)+
  10.4  Standard Triple Net Industrial Lease between the Company and Pactel
        Properties dated May 30, 1990.(1)
  10.7  Form of Change of Control Agreement.(1)
  10.8  Employment Agreement dated February 22, 1985 by and between Registrant and George H. Sollman, as amended.(1)
 10.11  Credit Agreement dated as of March 28, 1994 by and between the
        Registrant and Silicon Valley Bank.(4)
 10.12  Industrial Lease Agreement dated June 7, 1993 between the Company and
        Aetna Life Insurance Company.(3)
 10.13  Loan Modification Agreement entered into as of April 21, 1995 between the Registrant and Silicon Valley Bank.(5)
 10.14  Loan Modification Agreement entered into as of September 12, 1995 between the Registrant and  Silicon Valley Bank.(5)
 10.15  1995 Nonstatutory Stock Option Plan.(5)
 10.16  Amendment to Triple Net Industrial Lease Between the Company and
        Bryan/Cilker Properties (successor in interest to Pactel Properties)
        dated December 23, 1996.(6)
 10.17  1997 Stock Plan.(6)
 10.18  Promissory Note dated April 15, 1996 between the Company and George H.
        Sollman. (6)
 10.19  Standard Triple Net Industrial Lease between the Company and Sobrato
        Interests III dated December 20, 1996.(6)
 10.20  Standard Triple Net Industrial Lease between the Company and Sobrato
        Interests III dated December 20, 1996.(6)
 10.21  Amended and Restated Loan Agreement entered into April 30, 1997 between the Company and  Silicon Valley Bank and Bank of Hawaii.(7)
 10.22  Settlement Agreement and Mutual Release between the Company and George
        H. Sollman dated August 1, 1997.(7)
 10.23  Promissory note dated February 18, 1997 between the Company and Dennis
        L. Barsema.(7)
 10.24  Settlement Agreement and General Release dated October 4, 1997 between the Company and Dennis L. Barsema.(7)
 10.25  Termination of Build to Suit Leases and Loan to Sobrato Interests III.(7)
 10.26  Amendment to Amended and Restated Loan Agreement entered into May 30,
        1998 between the Company and Silicon Valley Bank and Bank of Hawaii.
 10.27  Patent License Agreement between Lucent Technologies, Inc. and the
        Company effective as of October 1, 1998.+
 10.28  Employment Agreement dated October 27, 1997 by and between Registrant and Robert L. Puette.
  21.1  List of Subsidiaries of Registrant.
  23.1  Consent of Independent Auditors.
  27.1  Financial Data Schedule.


    (1) Incorporated by reference to the Form S-1 Registration Statement as filed with the Securities and Exchange Commission on October 10, 1991 (Registration No. 33-42039).
    (2) Incorporated by reference to the Form 8-A Registration Statement as filed with the Securities and Exchange Commission on November 3, 1992.
    (3) Incorporated by reference to Annual Report on Form 10-K for fiscal 1993.
    (4) Incorporated by reference to Annual Report on Form 10-K for fiscal 1994.
    (5) Incorporated by reference to Annual Report on Form 10-K for fiscal 1995.
    (6) Incorporated by reference to Annual Report on Form 10-K for fiscal 1996.
    (7) Incorporated by reference to Annual Report on Form 10-K for fiscal 1997. + Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTIGRAM COMMUNICATIONS CORPORATION

Date: January 22, 1999         By:            /s/ Robert L. Puette
                                     ----------------------------------------
                                                  Robert L. Puette
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Puette and Thomas E. Brunton, jointly and severally his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                    Date
------------------------------ -------------------------------- ---------------
    /s/ ROBERT L. PUETTE       President, Chief Executive       January 25, 1999
 ----------------------------    Officer, Director
        Robert L. Puette         (Principal Executive
                                  Officer)

    /s/ THOMAS E. BRUNTON      Senior Vice President and        January 25, 1999
 ----------------------------    Chief Financial Officer
        Thomas E. Brunton        (Principal Accounting and
                                  Financial Officer)

    /s/ JAMES H. BOYLE         Director                         January 25, 1999
 ----------------------------
        James H. Boyle

    /s/ DOUGLAS CHANCE         Director                         January 25, 1999
 ----------------------------
        Douglas Chance

    /s/ JAMES F. GIBBONS       Director                         January 25, 1999
 ----------------------------
        James F. Gibbons

                               Director
 ----------------------------
        Edward R. Kozel

    /s/ DAVID S. LEE           Director                         January 25, 1999
 ----------------------------
        David S. Lee

    /s/ DEAN O. MORTON         Director                         January 25, 1999
 ----------------------------
        Dean O. Morton

                                 SCHEDULE II
                      CENTIGRAM COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                            Additions    Additions
                              Balance at   Charged to    Charged to                  Balance
                               Beginning    Costs and      Other                      at end
                               of Period    Expenses    Accounts(2)  Deductions(1)  of Period
                              ----------- ------------- ------------ -------------- ----------
Year ended October 31, 1998
 Allowance for doubtful
  accounts....................      $774          $160     $    --           ($190)      $744
 Product return reserve.......       950          --            225          --         1,175

Year ended November 1, 1997
 Allowance for doubtful
  accounts....................      $955          $160     $    --           ($341)      $774
 Product return reserve.......     1,100          --           (150)         --           950

Year ended November 2, 1996
 Allowance for doubtful
  accounts....................      $841          $330          --           ($216)      $955
 Product return reserve.......     1,100          --            --           --         1,100


------------------------------

(1) Write-offs of uncollectible accounts, net of recoveries.

(2) The product return reserve is charged to revenue.