Form 10-Q
period 1999-01-30
CENTIGRAM COMMUNICATIONS CORP
filed 1999-03-11
CIK 877908

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                for the quarterly period ended January 30, 1999

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

The number of outstanding shares (not including treasury shares) of the Registrant's Common Stock as of February 26, 1999, was 6,492,000.

 ==========================================================================

Part 1.  Financial Information
Item 1.   Financial Statements
                  Centigram Communications Corporation
                 Condensed Consolidated Balance Sheets
             (In thousands, except share and per share data)

                                                    January 30,  October 31,
                                                       1999         1998
                                                    -----------  -----------
                                                    (Unaudited)    (Note)
Assets
Current assets:
    Cash and cash equivalents                          $12,478      $23,430
    Short-term investments                              37,070       33,760
    Trade receivables, net                              13,513       14,566
    Inventories                                          4,206        5,297
    Other current assets                                 1,623        1,745
                                                    -----------  -----------
        Total current assets                            68,890       78,798
Property and equipment, net                              5,550        6,653
Intangible assets, net                                   6,345        6,637
Deposits and other assets                                3,851        3,889
                                                    -----------  -----------
                                                       $84,636      $95,977
                                                    ===========  ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                    $5,414       $5,985
    Accrued compensation                                 2,930        4,034
    Patent settlement payable                              --         9,200
    Deferred income                                      4,776        4,394
    Accrued expenses and other liabilities               5,398        5,179
    Warranty and retrofit reserves                       1,840        1,977
                                                    -----------  -----------
        Total current liabilities                       20,358       30,769

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000
        authorized; none outstanding                     --           --
    Common stock, $.001 par value, 25,000,000
        authorized; 7,171,000 outstanding and
        capital in excess of par value                  90,516       90,625
    Treasury stock, 610,000 and 597,000 shares,
        at cost                                         (6,923)      (6,867)
    Accumulated deficit                                (19,523)     (18,844)
    Accumulated other comprehensive income                 208          294
                                                    -----------  -----------
        Total stockholders' equity                     (26,238)     (25,417)
                                                    -----------  -----------
                                                       ($5,880)      $5,352
                                                    ===========  ===========

Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                    Centigram Communications Corporation
          Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share data)

                                             Quarter Ended
                                        ----------------------
                                        January 30, January 31,
                                          1999        1998
                                        ----------  ----------
Net revenue                               $20,233     $18,158

Cost and expenses:
  Costs of goods sold                       8,934       9,071
  Research and development                  4,153       4,972
  Selling, general and administrative       8,320      10,741
                                        ----------  ----------
      Total costs and expenses             21,407      24,784
                                        ----------  ----------
Operating loss                             (1,174)     (6,626)
Other income and expense, net                 590         723
                                        ----------  ----------
Loss before income taxes                     (584)     (5,903)
Provision for income taxes                     95          75
                                        ----------  ----------
Net loss                                    ($679)    ($5,978)
                                        ==========  ==========


Basic loss per share                       ($0.10)     ($0.85)
                                        ==========  ==========
Diluted loss per share                     ($0.10)     ($0.85)
                                        ==========  ==========
Shares used for basic and diluted loss
 per share                                  6,572       7,016
                                        ==========  ==========

                        See accompanying notes.

                         Centigram Communications Corporation
              Condensed Consolidated Statements of Cash Flows (Unaudited)
                                    (In thousands)

                                                       Quarter Ended
                                                  ----------------------
                                                  January 30, January 31,
                                                     1999        1998
                                                  ----------  ----------
Cash and equivalents, beginning of period           $23,430     $19,791

Cash flows from operations:
    Net loss                                           (679)     (5,978)
    Depreciation and amortization                     1,574       2,174
    Trade receivables                                 1,053       6,174
    Inventories                                       1,091         257
    Other assets                                        160         409
    Accounts payable                                   (571)        572
    Patent settlement payable                        (9,200)       --
    Accrued expenses and other liabilities             (640)       (447)
                                                  ----------  ----------
                                                     (7,212)      3,161
                                                  ----------  ----------
Cash flows used for investing:
    Purchase of short-term investments              (21,320)     (8,320)
    Proceeds from sales and maturities of
      short-term investments                         17,947      10,822
    Purchase of property and equipment                 (204)       (672)
                                                  ----------  ----------
                                                     (3,577)      1,830
                                                  ----------  ----------
Cash flows from financing:
    Proceeds from sale of common stock                  342       2,079
    Purchase of treasury shares                        (505)     (1,559)
    Principal payments on capital leases               --           (40)
                                                  ----------  ----------
                                                       (163)        480
                                                  ----------  ----------
Net change in cash and equivalents                  (10,952)      5,471
                                                  ----------  ----------
Cash and equivalents, end of period                 $12,478     $25,262
                                                  ==========  ==========

                          See accompanying notes.

                  Centigram Communications Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)


Basis of Presentation
        The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the three month period ended January 30, 1999 may not necessarily be indicative of the results for the fiscal year ending October 30,1999 or any future period.

Inventories
 Inventories consisted of (in thousands):

                                            January 30,   October 31,
                                                1999          1998
                                            -----------   -----------
  Raw materials.....................              $650        $1,198
  Work-in-process...................             1,732         1,793
  Finished goods....................             1,824         2,306
                                            -----------   -----------
                                                $4,206        $5,297
                                            ===========   ===========


Loss Per Share
     Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the period. In computing diluted earnings per share in periods with income, the dilutive effect of options and convertible securities are also included in the earnings per share computation. Options were outstanding during the three-month periods ended January 30, 1999 and January 31, 1998, but were excluded from the computation of diluted net loss per share because the effect in these periods would have been anti-dilutive.

















     Basic and diluted loss per share amounts are computed by dividing net loss by the average number of shares outstanding. The details of these computations are as follows:

                                                 Quarter Ended
                                            -------------------------
                                            January 30,   January 31,
(in thousands, except per share data)          1999          1998
------------------------------------------- -----------   -----------
  Net loss                                       ($679)      ($5,978)
                                            ===========   ===========
  Weighted average shares outstanding            6,572         7,016
  Effect of dilutive securities:
    Shares issued upon exercise of dilutive
      outstanding stock options                    --            --
                                            -----------   -----------
  Adjusted weighted average shares               6,572         7,016
                                            ===========   ===========
  Basic loss per share                          ($0.10)       ($0.85)
                                            ===========   ===========
  Dilluted loss per share                       ($0.10)       ($0.85)
                                            ===========   ===========


Comprehensive Income (Loss)

     As of November 1, 1998, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

   The following are the components of comprehensive income (loss):

                                                 Quarter Ended
                                            -------------------------
                                            January 30,   January 31,
(in thousands)                                 1999          1998
------------------------------------------- -----------   -----------
  Net loss                                       ($679)      ($5,978)
  Unrealized gain (loss) on investments            (63)           83
  Foreign curency translation adjustment           (23)            7
                                            -----------   -----------
                                                 ($765)      ($5,888)
                                            ===========   ===========





    The following are the components of accumulated other comprehensive income, net of related tax:
                                            January 30,   October 31,
(in thousands)                                 1999          1998
------------------------------------------- -----------   -----------
  Unrealized gain on investments                  $279          $342
  Foreign currency translation adjustment          (71)          (48)
                                            -----------   -----------
                                                  $208          $294
                                            ===========   ===========


Pro Forma Information
     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting.
     In May 1998, the Company licensed and sold certain Customer
Premise Equipment ("CPE') business unit assets to Mitel Corporation ("Mitel") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities.
     The following pro forma summary represents the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the sale of the CPE business unit, as if each of these transactions had occurred at the beginning of fiscal 1998. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

                                                 Quarter Ended
                                            -------------------------
                                            January 30,   January 31,
(in thousands, except per share data)          1999           1998
------------------------------------------- -----------   -----------
  Net revenue                                  $20,233       $12,816
  Loss before income taxes                       ($584)      ($6,801)
  Net loss                                       ($679)      ($6,876)
  Basic and diluted loss per share              ($0.10)       ($0.98)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements regarding future events or the future financial performance of Centigram that involve risks and uncertainties. These statements include but are not limited to statements related to changes in Centigram's research and development and selling, general and administrative expenses, Centigram's effective tax rate, Centigram's expenditures for capital equipment, and the sufficiency of Centigram's cash reserves. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations under "Certain Trends and Uncertainties," and elsewhere herein.
      Centigram designs, manufactures and markets wireless and wireline messaging, enhanced services and communication systems that integrate voice and facsimile on the Company's communications server and provide access to this multimedia information through a telephone or a PC. Centigram's applications all operate on common hardware and software platforms based on industry-standard hardware and software which is the Company's implementation of its Modular Expandable System Architecture
(MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.
Centigram's systems can be integrated with wireline and wireless switches and paging terminal systems. Such systems are used for switching telephone calls and integrating voice and facsimile messaging in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together in a digital network.

Pro Forma Combined Condensed Statements of Operations
     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting.
     In May 1998, the Company licensed and sold certain Customer
Premise Equipment business unit assets to Mitel Corporation (the "CPE Sale") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities














     The following pro forma statements represent the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the sale of the CPE business unit, as if each of these transactions had occurred at the beginning of fiscal 1998. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

                                                 Quarter Ended
                                            -------------------------
                                            January 30,   January 31,
(in thousands, except per share data)          1999          1998
------------------------------------------- -----------   -----------
  Net revenue                                  $20,233       $12,816
  Cost and expenses:
    Costs of goods sold                          8,934         6,793
    Research and development                     4,153         4,587
    Selling, general and administrative          8,320         8,976
                                            -----------   -----------
      Total costs and expenses                  21,407        20,356
                                            -----------   -----------
  Operating loss                                (1,174)       (7,540)
  Other income and expense, net                    590           739
                                            -----------   -----------
  Loss before income taxes                        (584)       (6,801)
  Provision for income taxes                        95            75
                                            -----------   -----------
  Net loss                                       ($679)      ($6,876)
                                            ===========   ===========
  Basic and diluted loss per share              ($0.10)       ($0.98)
                                            ===========   ===========
  Shares used for basic and diluted loss
    per share                                    6,572         7,016
                                            ===========   ===========

Results of Operations
     Net revenue for the first quarter of fiscal 1999 was $20.2 million, which was 11% higher than net revenue for the corresponding quarter of fiscal 1998. The increase in net revenue from the first quarter of 1998 reflects higher sales of large systems and system expansion products offset in part by lower sales of smaller system products. The decrease in sales of smaller system products from the prior year was primarily due to the CPE Sale. Sales to international customers were 39% of revenues for the first quarter as compared to 42% in the similar period of 1998.
     On a pro forma basis, net revenue was $20.2 million and $12.8 million for the first quarter of 1999 and 1998, respectively. This increase in net revenue reflect higher sales of large systems and system expansion products to domestic customers.
Gross margin was 55.8% and 50.0% of net revenue in the first quarters of 1999 and 1998, respectively. This 5.8% increase from the prior year's first quarter reflects a favorable mix of increased sales of the Company's large system and systems expansion products which typically have higher gross margins. See "Certain Trends and Uncertainties."
     On a pro forma basis, gross margin was 55.8% and 47.0% for the first quarter of 1999 and 1998, respectively. These increases in year over year pro forma gross margins reflect essentially the same factors as noted above.
     Research and development ("R&D") expenses decreased 16% in the first quarter of 1999 as compared to the corresponding quarter of 1998 and represented 21% and 27% of net revenue, respectively. These reductions in R&D expenses reflect savings resulting from lower R&D staffing levels and related costs and outside services due to the CPE Sale. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.
On a pro forma basis, R&D expenses decreased $0.4 million in the first quarter of 1999 as compared to 1998. These reductions in pro forma R&D spending reflect savings from lower R&D staffing levels and related costs.
     Selling, general and administrative ("SG&A") expenses for the first quarter were 23% below the SG&A expenses for the first quarter of fiscal 1998. These decreases reflect primarily reduced sales, marketing and customer support expenses, including decreases in salaries and related costs due to the CPE Sale and other reductions in average headcount. SG&A expenses represented 41%, and 59% of net revenue for the first quarter of 1999 and 1998, respectively.
     On a pro forma basis, SG&A expenses decreased $0.7 million in the first quarter of 1999 as compared to 1998. These decreases reflect the same factors as noted above.
     Other income and expense, net was $0.6 million and $0.7 million for the first quarter of 1999 and 1998, respectively. Other income and expense, net, is composed primarily of interest income on investments, interest expense, and foreign currency transaction gains and losses. The decrease in year over year balances was primarily due to decreases in interest income on investments principally due to lower average investment balances.
     The Company recorded a provision for income taxes for the first quarter of fiscal 1999 and 1998 for anticipated foreign income tax liabilities. No income tax benefits were recorded for the losses incurred in fiscal years 1999 and 1998 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

Liquidity and Capital Resources
     Cash and cash equivalents and short-term investments at January
30, 1999 were $49.5 million, decreasing $7.7 million from the year end balance of $57.2 million.
     For the first three months ended January 30, 1999 the net cash used for operating activities was $7.2 million. Trade receivables decreased $1.1 million from the year-end balance and days sales outstanding (computed using quarterly revenues) were 60 days in the first quarter as compared to 65 days at end of fiscal 1998. This decrease in trade receivables and decrease in days sales outstanding was primarily due to improved linearity of shipments during the first quarter versus the fourth quarter and improved collections from domestic customers during the quarter. Inventory levels at January 30, 1999 were $1.1 million lower than the year-end balance due to improved management of the Company's inventory stocking levels. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.
     In October 1998 the Company settled a patent dispute with Lucent Technologies Inc. ("Lucent") with an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million.
     During the three months ended January 30, 1999, the Company made capital expenditures of approximately $0.2 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $3.0 to $4.0 million for capital equipment during fiscal 1999, although actual expenditures may differ from this forecast. In addition, the Company's Board of Directors has authorized a stock repurchase program whereby up to 1.5 million shares of its Common Stock may be repurchased in the open market from time-to-time. During the first quarter of fiscal 1999 the Company purchased approximately 50,000 shares at a cost of $0.5 million. The Company has purchased approximately 950,000 shares under this program at a total cost of approximately $11.3 million. The Company may, in its discretion, purchase additional shares under this program during fiscal 1999. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments and amounts available under its line of credit, will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least through fiscal 1999.
     The Company's principal sources of liquidity as of January 30, 1999 consisted of $49.5 million of cash and cash equivalents and short-term investments and $15.0 million available under the Company's bank line of credit which expires May 29, 1999. This bank line requires the Company to maintain certain financial ratios, minimum working capital, minimum tangible net worth, and financial performance, and requires the bank's consent for the payment of cash dividends. There were no borrowings outstanding under the bank line as of January 30, 1999.

Certain Trends and Uncertainties
     The Company has in the past experienced and will likely in the future experience substantial fluctuations in quarterly operating results. The Company generally has no long-term order commitments from its customers, and a significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter. Accordingly, the Company has historically operated with very little backlog, and net revenue has been difficult to predict. In addition, the portion of backlog shippable in the next quarter varies over time. As a result, revenue in future quarters will depend largely on the level of orders received during such quarters.
     If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors and the Company's sales force in selling the Company's products, changes in distributor inventory levels, the ability of the Company's joint marketing partners to ship products during the quarter, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced higher than usual headcount turnover which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.
     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 58% and 39% of the Company's net revenue in the three month periods of fiscal 1999 and 1998, respectively, although the Company's five largest customers were not the same in the two periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.
     Approximately 39% of the Company's sales in the first fiscal quarter ended January 30, 1999 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia and Latin American have been adversely affected in recent quarters by financial difficulties in these regions and may be so adversely affected in the future.
     The Company's gross margin can be affected by a number of factors, including changes in product configuration and mix including the volume of OEM products, distribution channel and customer mix, cost and availability of parts and components, royalty obligations to suppliers of licensed software, provisions for warranty, retrofits, and excess and obsolete inventory, customer returns, and competitive pressures on pricing. The Company has experienced increasing competitive pricing pressure in its markets and expects this pricing pressure to continue. Further, distributors purchase products at discounts, and the Company's margins can therefore vary depending upon the mix of distributor and direct end user sales in any particular fiscal period. While the Company anticipates that its sales mix will continue to fluctuate in future periods, the Company anticipates selling an increasing percentage of sales through direct sales rather than through distribution.
     The Company's future success will depend in part upon the ability of the Company to continue to introduce new features and products as the Company's markets evolve, new technologies become available, and customers demand additional functionality. The Company's competitors continue to add functionality to their products, and any failure by the Company to introduce in a timely manner new products and features that meet customer requirements would adversely affect the Company's operating results and cash flows. The Company's ability to develop such new features and products depends in large measure on its ability to hire and retain qualified technical talent and outside contractors in highly competitive markets for such services. There can be no assurance that the Company's product development efforts will be successful, or that it will be able to introduce new products in a timely manner. Any material additional delays in the introduction and market acceptance of such products would be adverse to the Company's business. Moreover, customers' expectations of the introduction of new products by the Company or its competitors can adversely affect sales of current products. In addition, upon the introduction of new products, the Company could be subject to higher customer returns with respect to prior generations of products, which could adversely affect the Company's financial position, operating results and cash flows.
     The Company presently uses third parties to perform printed circuit board and subsystem assembly. In addition, although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. Although the Company generally uses standard parts and components for its products, certain microprocessors, line cards, application cards and other semiconductor devices and other components are available from sole sources. Other components, including power supplies, disk drives, certain other semiconductor devices and subcontracted line card assemblies, are presently available or acquired from a single source or from limited sources. The Company has been notified by suppliers that certain components will no longer be manufactured. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply although such alternatives have resulted in increased costs to the Company. However, the inability to develop such alternative sources if and as required in the future, to obtain sufficient sole or limited source components as required, or to locate alternatives to discontinued parts would have a material adverse affect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.
     In addition, a number of other companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company evaluated the assertions of Lucent, and in October 1998 settled with Lucent by signing an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million. Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all.
     Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, customer service, finance and administration. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 capability. In addition, the Company has commenced work on various types of contingency planning to address potential problems areas with internal systems and with suppliers and other third parties. At this time, the Company has not completed its contingency planning and, therefore, it is expected that assessment, remediation and contingency planing activities will be on-going throughout 1999, with the goal of appropriately resolving all material internal systems and third party issues.
     The Company also has a program to assess the capability of its products to handle the year 2000. The Company believes that its products are year 2000 compliant, although there can be no assurance of this. The Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter. As used by Centigram, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Centigram, the Centigram product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Centigram product properly exchanges date data with the Centigram product.
     The costs incurred to date related to these programs are less than $250,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $500,000, although there can be no assurance of this. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.
     Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.
     In April 1998 the Company entered into an Agreement for Purchase and Sale of Assets with Mitel, Inc. and Mitel Corporation (collectively, "Mitel") providing for the purchase by Mitel of the Company's customer premises equipment ("CPE") business. Pursuant to this agreement, the Company has agreed, until May of 2001, not to compete with Mitel in the CPE business. As a result, the Company is unable to sell its equipment or services to certain customers which could adversely affect the company's business, financial condition and results of operations.
     In recent years, stock markets have experienced extreme price and volume trading volatility. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad markets fluctuations may adversely affect the market price of the Company's common stock. In addition, the trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of new products or technological innovations by the Company or its competitors, and general conditions in the computer and communications industries.


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



                                    CENTIGRAM COMMUNICATIONS CORPORATION
                                                   (Registrant)




Date:  March 10, 1999
                                     By /s/ Robert L. Puette
                                       --------------------------------
                                         Robert L. Puette
                                         President and Chief Executive Officer



Date:  March 10, 1999
                                     By /s/ Thomas E. Brunton
                                       --------------------------------
                                         Thomas E. Brunton
                                         Sr. Vice President and
                                         Chief Financial Officer