Form 10-Q
period 1999-05-01
CENTIGRAM COMMUNICATIONS CORP
filed 1999-06-08
CIK 877908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   for the quarterly period ended May 1, 1999

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

                           Yes  __X___   No   _____


     The number of outstanding shares (not including treasury shares) of the Registrant's Common Stock as of May 28, 1999, was 6,062,000.

                                                                               1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Centigram Communications Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share                                May 1,    October 31,
     and per share data)                                    1999          1998
----------------------------------------------------    ------------ -----------
                                                        (Unaudited)     (Note)
Assets
Current Assets:
    Cash and cash equivalents ......................     $  6,271      $ 23,430
    Short-term investments .........................       36,788        33,760
    Trade receivables, net .........................       16,303        14,566
    Inventories ....................................        2,998         5,297
    Other current assets ...........................        1,514         1,745
                                                         --------      --------
       Total current assets ........................       63,874        78,798
Property and equipment, net ........................        5,442         6,653
Intangible assets, net .............................        6,047         6,637
Deposits and other assets ..........................        3,826         3,889
                                                         ========      ========
                                                         $ 79,189      $ 95,977
                                                         ========      ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ...............................     $  5,637      $  5,985
    Accrued compensation ...........................        3,342         4,034
    Patent settlement payable ......................           --         9,200
    Deferred income ................................        3,687         4,394
    Accrued expenses and other liabilities .........        5,598         5,179
    Warranty and retrofit reserves .................        1,777         1,977
                                                         --------      --------
       Total current liabilities ...................       20,041        30,769

Commitments and contingencies
Stockholders' equity
    Preferred stock, $.001 par value,
       1,000,000 authorized; none
       outstanding .................................           --            --
    Common stock, $.001 par value,
       25,000,000 authorized; 7,171,000
       outstanding and capital in excess
       of par value ................................       90,509        90,625
    Treasury stock, 1,066,000 and 597,000
       shares, at cost .............................      (11,781)       (6,867)
    Accumulated deficit ............................      (19,715)      (18,844)
    Accumulated other comprehensive income .........          135           294
                                                         --------      --------
       Total stockholders' equity ..................       59,148        65,208
                                                         --------      --------
                                                         $ 79,189      $ 95,977
                                                         ========      =========

     Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Operations  (Unaudited)

                                        Quarter Ended         Six Months Ended
                                    --------------------    --------------------
(In thousands, except share and       May 1,      May 2,      May 1,     May 2,
      per share data)                  1999        1998        1999       1998
---------------------------------   --------    --------    --------   ---------

Net revenue .....................   $ 20,835    $ 21,202    $ 41,068   $ 39,360
Cost and expenses:
    Costs of goods sold .........      8,768      10,153      17,702     19,224
    Research and development ....      4,189       5,115       8,342     10,087
    Selling, general and
       administrative ...........      8,630      11,081      16,950     21,822

                                    --------    --------    --------   --------
       Total costs and expenses .     21,587      26,349      42,994     51,133
                                    --------    --------    --------   --------
Operating loss ..................       (752)     (5,147)     (1,926)   (11,773)
Other income and expense, net ...        670         606       1,260      1,329
                                    --------    --------    --------   --------
Loss before income taxes ........        (82)     (4,541)       (666)   (10,444)
Provision for income taxes ......        110          65         205        140
                                    --------    --------    --------   --------
Net loss ........................   $   (192)   $ (4,606)   $   (871)  $(10,584)
                                    ========    ========    ========   ========

Basic earnings (loss) per share .   $  (0.03)   $  (0.66)   $  (0.13)  $  (1.51)
                                    ========    ========    ========   ========
Diluted earnings (loss) per share   $  (0.03)   $  (0.66)   $  (0.13)  $  (1.51)
                                    ========    ========    ========   ========


    See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                      Six Months Ended
                                                ------------------------------
(In thousands)                                   May 1, 1999      May 2, 1998
------------------------------------------      ------------     -------------
Cash and equivalents, beginning of period         $ 23,430         $ 19,791
                                                  --------         --------

Cash flows from operations:
    Net loss .............................            (871)         (10,584)
    Depreciation and amortization ........           3,078            4,136
    Trade receivables ....................          (1,737)           3,606
    Inventories ..........................           2,299              661
    Other assets .........................             294           (1,257)
    Accounts payable .....................            (348)            (370)
    Accrued expenses and other liabilities         (10,380)            (887)
                                                  --------         --------
                                                    (7,665)          (4,695)
                                                  --------         --------
Cash flows used for investing:
    Purchase of short-term investments ...         (40,468)         (25,179)
    Proceeds from sale and maturities
       of short-term investments .........          37,347           22,909
    Purchase of property and equipment ...          (1,343)          (1,261)
                                                  --------         --------
                                                    (4,464)          (3,531)
                                                  --------         --------
Cash flows from financing:
    Proceeds from sale of common stock ...             409            2,612
    Purchase of treasury shares ..........          (5,439)          (2,454)
                                                  --------         --------
                                                    (5,030)             158
                                                  --------         --------
Net change in cash and equivalents .......         (17,159)          (8,068)
                                                  ========         ========
Cash and equivalents, end of period ......        $  6,271         $ 11,723
                                                  ========         ========

See accompanying notes

Centigram Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)


Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the three and six month periods ended May 1, 1999 may not necessarily be indicative of the results for the fiscal year ending October 30, 1999 or any future period.

Inventories

         Inventories consisted of:

                                               May 1,           October 31,
         (In thousands)                         1999               1998
         --------------------------------   -----------        -----------
         Raw materials ..................      $  453             $1,198
         Work-in-process ................       1,077              1,793
         Finished goods .................       1,468              2,306
                                            -----------        -----------
                                               $2,998             $5,297
                                            ===========        ===========

Loss Per Share

     Basic and diluted per share amounts are computed using the weighted average number of common shares outstanding during the periods. In computing diluted per share amounts in periods with income, the dilutive effect of stock options were also included in the per share computations. Options to purchase common stock were outstanding during the three and six-month periods ended May 1, 1999 and May 2, 1998, but were excluded from the computation of diluted net loss per share because the effect in these periods would have been anti-dilutive.

         The details of these computations are as follows:


                                    Quarter Ended             Six Months Ended
                                 --------------------      --------------------
(In thousands, except share       May 1,       May 2,       May 1,       May 2,
     and per share data)           1999         1998         1999         1998
-------------------------------- ---------   ---------     ---------   ---------
Net loss ....................... $  (192)     $(4,606)     $ (871)     $(10,584)
                                 =========   =========     =========   =========

Weighted average shares
    outstanding ................   6,332        6,996       6,452         7,006
Effect of dilutive securities:
    Shares issued upon exercise
    of dilutive outstanding
    stock options ..............     --           --           --            --
                                 =========    =========    =========  ==========
Adjusted weighted average shares   6,332        6,996       6,452         7,006
                                 =========    =========    =========  ==========

Basic loss per share ........... $ (0.03)     $ (0.66)     $(0.13)     $  (1.51)
                                 =========    =========    =========  ==========
Diluted loss per share ......... $ (0.03)     $ (0.66)     $(0.13)     $  (1.51)
                                 =========    =========    =========  ==========

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

     The following are the components of comprehensive income (loss):

                                   Quarter Ended             Six Months Ended
                               ---------------------     -----------------------
                                May 1,       May 2,        May 1,        May 2,
(In thousands)                   1999         1998          1999           1998
----------------------------   --------     ---------    -----------   ---------
Net loss ...................   $  (192)     $(4,606)     $   (871)     $(10,584)
Unrealized gain (loss) on
     investments ...........       (30)          52           (93)          135
Foreign currency translation
     adjustment ............       (43)          17           (66)           24
                               ========     ========      ==========   =========
                               $  (265)     $(4,537)     $ (1,030)     $(10,425)
                               ========     ========      ==========   =========

     The following are the components of accumulated other comprehensive income, net of related tax:

                                                May 1,       October 31,
(In thousands)                                   1999           1998
------------------------------------------    -----------    -----------
Unrealized gain on investments ...........       $ 249          $ 342
Foreign currency translation adjustment...        (114)           (48)
                                              ===========    ===========
                                                 $ 135          $ 294
                                              ===========    ===========
Pro Forma Information

     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting.

     In May 1998, the Company licensed and sold certain Customer Premise Equipment business unit assets to Mitel Corporation ("the CPE Sale") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities.

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


                                                 Six Months Ended
                                          ---------------------------
(In thousands, except                      May 1,           May 2,
     per share data)                        1999             1998
--------------------------------          ----------       ----------
Net revenue ....................          $41,068           $ 28,340
Loss before income taxes .......          $  (666)          $(12,394)
Net loss .......................          $  (871)          $(12,534)
Basic and diluted loss per share          $ (0.13)          $  (1.79)

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

     The following pro forma statements and the discussion of pro forma results herein represent the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the sale of the CPE business unit, as if each of these transactions had occurred at the beginning of fiscal 1998. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

                                         Quarter Ended        Six Months Ended
                                    ----------------------   -------------------
(In thousands, except share           May 1,      May 2,     May 1,     May 2,
     and per share data)               1999        1998       1999       1998
----------------------------------  ---------   ----------  ---------  ---------
Net revenue .....................   $ 20,835    $ 15,524    $ 41,068   $ 28,340
Cost and expenses:
    Costs of goods sold .........      8,768       7,703      17,702     14,496
    Research and development ....      4,189       4,718       8,342      9,305
    Selling, general and
       administrative ...........      8,630       9,313      16,950     18,289
                                    ---------   ---------   ---------  ---------
        Total costs and expenses      21,587      21,734      42,994     42,090
                                    ---------   ---------   ---------  ---------
Operating loss ..................       (752)     (6,210)     (1,926)   (13,750)
Other income and expense, net ...        670         617       1,260      1,356
                                    ---------   ---------   ---------  ---------
Loss before income taxes ........        (82)     (5,593)       (666)   (12,394)
Provision for income taxes ......        110          65         205        140
                                    ---------   ---------   ---------  ---------
Net loss ........................   $   (192)   $ (5,658)   $   (871)  $(12,534)
                                    =========   =========   =========  =========

Basic and diluted loss per share    $  (0.03)   $  (0.81)   $  (0.13)  $  (1.79)
                                    =========   =========   =========  =========
Shares used for basic and diluted
    loss per share ..............      6,332       6,996       6,452      7,006
                                    =========   =========   =========  =========

Results of Operations

     Net revenue for the second quarter of fiscal 1999 was $20.8 million, which was 2% lower than net revenue for the corresponding quarter of fiscal 1998. Net revenue for the first six months of fiscal 1999 was $41.1 million, which was 4% higher than net revenue for the comparable period of fiscal 1998. The change in net revenue for the second quarter and six months of 1999 as compared to the similar periods in 1998 reflects lower sales of smaller system products offset by higher sales of large system expansion products. The decrease in sales of smaller system products from the prior year was primarily due to the CPE Sale. Sales to international customers were 43% and 41% of revenues for the second quarter and six months of 1999 as compared to 52% and 47% in the similar periods of 1998.

     On a pro forma basis, net revenue was $20.8 million and $15.5 million for the second quarter and $41.1 million and $28.3 million for the six months of 1999 and 1998, respectively. This increase in pro forma net revenue reflect higher sales of large system expansion products to domestic customers.

     Gross margin was 57.9% and 52.1% of net revenue for the second quarters and 56.9% and 51.2% for the six months of 1999 and 1998, respectively. This 5.8% and 5.7% increase from the prior year's second quarter and six months reflects a favorable mix of increased sales of the Company's large system expansion products which typically have higher gross margins. See "Certain Trends and Uncertainties."

     On a pro forma basis, gross margin was 57.9% and 50.4% for the second quarter and 56.9% and 48.9% for the six months of 1999 and 1998, respectively. These increases in year over year pro forma gross margins reflect essentially the same factors as noted above.

     Research and development ("R&D") expenses were $4.2 million and $8.3 million for the second quarter and six months of 1999, decreasing 18% and 17% from the corresponding periods of 1998. R&D expenses as a percentage of net revenue were 20% and 24% for the second quarter and 20% and 26% for the six months of 1999 and 1998, respectively. These reductions in R&D expenses reflect savings resulting from lower R&D staffing levels and related costs and outside services due to the CPE Sale. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.

     On a pro forma basis, R&D expenses decreased 11% and 10% in the second quarter and six months of 1999 as compared to 1998. These reductions in pro forma R&D spending reflect savings from lower R&D staffing levels and related costs.

     Selling, general and administrative ("SG&A") expenses were $8.6 million and $17.0 million for the second quarter and six months of 1999, decreasing 22% from the corresponding periods of 1998. These decreases reflect primarily reduced sales, marketing and customer support expenses, including decreases in salaries and related costs due to the CPE Sale and other reductions in average headcount. SG&A expenses as a percentage of net revenue were 41% and 52% for the second quarter and 41% and 55% for the six months of 1999 and 1998, respectively.

     On a pro forma basis, SG&A expenses decreased 7% in the second quarter and six months of 1999 as compared to 1998. These decreases reflect reduced sales and support expenses due to reduced headcount and related costs.

     Other income and expense were essentially the same for the second quarter and six months of 1999 and 1998, respectively. Other income and expense, net, is composed primarily of interest income on investments, interest expense, and foreign currency transaction gains and losses.

     The Company recorded a provision for income taxes for the second quarter and six months of fiscal 1999 and 1998 for anticipated foreign income tax liabilities. No income tax benefits were recorded for the losses incurred in fiscal years 1999 and 1998 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at May 1, 1999 were $43.1 million, decreasing $14.1 million from the year end balance of $57.2 million. In October 1998 the Company settled a patent dispute with Lucent
Technologies Inc. ("Lucent") with an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million.

     For the first six months ended May 1, 1999 the net cash used for operating activities was $7.7 million. Trade receivables increased $1.7 million from the year-end balance and days sales outstanding (computed using quarterly revenues) were 70 days in the second quarter as compared to 65 days at end of fiscal 1998. This increase in trade receivables and increase in days sales outstanding resulted primarily from a larger percentage of quarterly shipments occurring in the last month of the second quarter as compared to the last month in the prior year and delayed payments from certain international customers. Inventory levels at May 1, 1999 were $2.3 million lower than the year-end balance due to improved management of the Company's inventory stocking levels. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

     During the six months ended May 1, 1999, the Company made capital expenditures of approximately $1.3 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $3.0 to $4.0 million for capital equipment during fiscal 1999, although actual expenditures may differ from this forecast. In addition, the Company's Board of Directors has authorized a stock repurchase program whereby up to 2.5 million shares of its Common Stock may be repurchased in the open market from time to time. During the first six months of fiscal 1999 the Company purchased approximately 500,000 shares at a total cost of $5.4 million. The Company has purchased approximately 1,400,000 shares under this program at a total cost of approximately $16.3 million. The Company may, in its discretion, purchase additional shares under this program during fiscal 1999. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program for the next twelve months.

     The Company's principal sources of liquidity as of May 1, 1999 consisted of $43.1 million of cash and cash equivalents and short-term investments.

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

     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 55% and 29% of the Company's net revenue in the first six month periods of fiscal 1999 and 1998, respectively, although the Company's five largest customers were not the same in the two periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company on a timely basis could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     Approximately 43% and 41% of the Company's sales in the second quarter and six months ended May 1, 1999 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia and Latin American have been adversely affected in recent quarters by financial difficulties in these regions and may be so adversely affected in the future.

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

     The Company sells its MobileManager product which adds call management to the message and information management services provided on the Series 6 platform under a 1995 joint marketing arrangement with Priority Call Management ("PCM"). In May 1999 this agreement was terminated. The Company is currently negotiating a transition agreement with PCM relating to future sales opportunities and support services. There can be no assurance that the negotiations will be successful or that they will be completed in a timely manner. As a result of the termination of this agreement the Company may be unable to sell MobileManager equipment and services, which could adversely affect the Company's business, financial condition, and results of operations. MobileManager revenues were approximately $1.6 million and $5.8 million in the first six months of fiscal 1999 and fiscal 1998, respectively.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Company was held on March 26, 1999 (the "Annual Meeting"), at which there were 6,561,098 shares of common stock entitled to vote. The vote of holders of record of shares of the Company's common stock outstanding at the close of business on February 5, 1999 was solicited by proxy pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

     (b) At the Annual Meeting, stockholders approved the following matters by the vote indicated:

                                                             VOTE
                                            ------------------------------------
                                                For        Against     Abstained
                                            ----------   ----------   ----------
Election of Class I Directors
     Robert L. Puette ....................   4,626,627        --       1,469,843
     James H. Boyle ......................   4,624,622        --       1,471,848

Approval of the  amendment to the  Company's
1997 Stock Option Plan to increase
the number of shares of the Common Stock
reserved for issuance  thereunder  from
730,000 shares to 1,030,000 shares .......
                                             4,191,375   1,854,817        50,278

Approval of the amendment to the Company's
1991 Employee Stock Purchase Plan to
increase the number of shares of Common
Stock  reserved for issuance  thereunder
from 775,000 shares to 900,000 shares ....
                                             5,627,378     443,690        25,402

Ratification of appointment of Ernst &
Young LLP independent auditors for the
fiscal year ended October 30, 1999  ......   6,056,229      16,520        23,721


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



                                       CENTIGRAM COMMUNICATIONS CORPORATION
                                                  (Registrant)




Date:  June 8, 1999                    By    /s/ Robert L. Puette
                                          -------------------------------------
                                          Robert L. Puette
                                          President and Chief Executive Officer


Date:  June 8, 1999                    By    /s/ Thomas E. Brunton
                                          -------------------------------------
                                          Thomas E. Brunton
                                          Sr. Vice President and
                                            Chief Financial Officer