Form 10-Q
period 1999-07-31
CENTIGRAM COMMUNICATIONS CORP
filed 1999-09-02
CIK 877908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 1999

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

                        Yes  __X__   No  _____


     The number of outstanding shares (not including treasury shares) of the Registrant's Common Stock as of August 27, 1999, was 5,992,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Centigram Communications Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share and               July 31,     October 31,
    per share data)                             1999          1998
------------------------------------------  ------------  ------------
                                            (Unaudited)      (Note)
Assets
Current Assets:
    Cash and cash equivalents ............   $  8,458      $ 23,430
    Short-term investments ...............     34,501        33,760
    Trade receivables, net ...............     16,802        14,566
    Inventories ..........................      2,294         5,297
    Other current assets .................      1,649         1,745
                                             --------      --------
       Total current assets ..............     63,704        78,798
Property and equipment, net ..............      4,706         6,653
Intangible assets, net ...................      5,748         6,637
Deposits and other assets ................      3,507         3,889
                                             ========      ========
                                             $ 77,665      $ 95,977
                                             ========      ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable .....................   $  4,071      $  5,985
    Accrued compensation .................      3,827         4,034
    Patent settlement payable ............         --         9,200
    Deferred income ......................      3,526         4,394
    Accrued expenses and other
       liabilities .......................      5,694         5,179
    Warranty and retrofit reserves .......      2,038         1,977
                                             --------      --------
       Total current liabilities .........     19,156        30,769

Commitments and contingencies
Stockholders' equity
    Preferred stock, $.001 par value,
       1,000,000 authorized; none
       outstanding .......................         --            --
    Common stock, $.001 par value,
       25,000,000 authorized; 7,171,000
       outstanding and capital in excess
       of par value ......................     90,356        90,625
    Treasury stock, 1,106,000 and 597,000
       shares, at cost ...................    (12,048)       (6,867)
    Accumulated deficit ..................    (19,890)      (18,844)
    Accumulated other comprehensive income         91           294
                                             --------      --------
       Total stockholders' equity ........     58,509        65,208
                                             --------      --------
                                             $ 77,665      $ 95,977
                                             ========      ========

     Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Operations  (Unaudited)

                                   Quarter Ended         Nine Months Ended
                               ---------------------   ---------------------
(In thousands, except           July 31,   August 1,    July 31,   August 1,
    per share data)              1999         1998       1999        1998
----------------------------   ---------   ---------   ---------   ---------
Net revenue ................   $ 21,016    $ 18,143    $ 62,084    $ 57,503
Cost and expenses:
    Costs of goods sold ....      9,106       8,837      26,808      28,061
    Research and development      3,914       4,056      12,256      14,143
    Selling, general and
       administrative ......      8,646       9,826      25,596      31,648
    Non-recurring charges ..         --      10,600          --      10,600
                               --------    --------    --------    --------
    Total costs and expenses     21,666      33,319      64,660      84,452
                               --------    --------    --------    --------
Operating loss .............       (650)    (15,176)     (2,576)    (26,949)
Other income, net ..........        585      15,074       1,845      16,403
                               --------    --------    --------    --------
Loss before income taxes ...        (65)       (102)       (731)    (10,546)
Provision for income taxes .        110         164         315         304
                               --------    --------    --------    --------
Net loss ...................   $   (175)   $   (266)   $ (1,046)   $(10,850)
                               ========    ========    ========    ========

Basic and diluted earnings
   loss per share ..........   $  (0.03)   $  (0.04)   $  (0.17)   $  (1.56)
                               ========    ========    ========    ========

Shares used for basic and
   diluted loss per share ..      6,071       6,885       6,325       6,966
                               ========    ========    ========    ========

    See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                       -------------------------
                                                        July 31,       August 1,
(In thousands)                                            1999           1998
--------------------------------------------------     -----------    ----------
Cash and equivalents, beginning of period ........      $ 23,430       $ 19,791
                                                       -----------    ----------

Cash flows from operations:
    Net loss .....................................        (1,046)       (10,850)
    Write-off of purchased in-process
       technology ................................            --          5,000
    Gain on sale of CPE business unit ............            --        (14,302)
    Depreciation and amortization ................         4,316          5,591
    Trade receivables ............................        (2,236)         2,003
    Inventories ..................................         3,003            666
    Other assets .................................           478           (977)
    Accounts payable .............................        (1,914)        (2,135)
    Accrued expenses and other
       liabilities ...............................        (9,699)         5,306
                                                       -----------    ----------
                                                          (7,098)        (9,698)
                                                       -----------    ----------
Cash flows from investing:
    Purchase of short-term investments ...........       (55,922)       (35,088)
    Proceeds from sale and maturities
       of short-term investments .................        55,039         31,310
    Proceeds from the sale of CPE
       business unit .............................            --         26,849
    Purchase of property and equipment ...........        (1,541)        (1,817)
    Acquisition of TTC ...........................            --        (11,558)
                                                       -----------    ----------
                                                          (2,424)         9,696
                                                       -----------    ----------
Cash flows from financing:
    Proceeds from sale of common stock ...........           760          3,267
    Principal payments on capital leases .........            --            (78)
    Acquisition of treasury stock ................        (6,210)        (7,020)
                                                       -----------    ----------
                                                          (5,450)        (3,831)
                                                       -----------    ----------
Net change in cash and equivalents ...............       (14,972)        (3,833)
                                                       ===========    ==========
Cash and equivalents, end of period ..............      $  8,458       $ 15,958
                                                       ===========    ==========

See accompanying notes.

Centigram Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)


Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the three and nine month periods ended July 31, 1999 may not necessarily be indicative of the results for the fiscal year ending October 30, 1999 or any future period.

Inventories

     Inventories consisted of:
                                                     July 31,        October 31,
     (In thousands)                                    1999             1998
      ------------------------------------------    ----------        ----------
      Raw materials ............................     $  255             $1,198
      Work-in-process ..........................      1,352              1,793
      Finished goods ...........................        687              2,306
                                                    ==========        ==========
                                                     $2,294             $5,297
                                                    ==========        ==========

Loss Per Share

     Basic and diluted per share amounts are computed using the weighted average number of common shares outstanding during the periods. In computing diluted per share amounts in periods with income, the dilutive effect of stock options were also included in the per share computations. Options to purchase common stock were outstanding during the three and nine-month periods ended July 31, 1999 and August 1, 1998, but were excluded from the computation of diluted net loss per share because the effect in these periods would have been anti-dilutive.

     The details of these computations are as follows:


                                          Quarter Ended       Nine Months Ended
                                      --------------------  --------------------
(In thousands, except                  July 31,  August 1,   July 31,  August 1,
    per share data)                      1999      1998        1999      1998
-----------------------------------   --------   ---------  ---------  ---------
Net loss ..........................   $ (175)     $ (266)    $(1,046)  $(10,850)
                                      ========   =========  =========  =========

Weighted average shares
    outstanding ...................    6,071       6,885       6,325      6,966
Effect of dilutive securities:
    Shares issued upon exercise
    of dilutive outstanding
    options ...........                   --          --          --         --
                                     ========   =========   =========  =========
Adjusted weighted average shares ..    6,071       6,885       6,325      6,966
                                     ========   =========   =========  =========

Basic loss per share ..............   $ (0.03    $ (0.04)   $ (0.17)   $  (1.56)
                                     ========   =========   =========  =========
Diluted loss per share ............   $ (0.03)   $ (0.04)   $ (0.17)   $  (1.56)
                                     ========   =========   =========  =========

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

     The following are the components of comprehensive income (loss):

                                    Quarter Ended         Nine Months Ended
                               ---------------------   ----------------------
                               July 31,    August 1,    July 31,   August 1,
(In thousands)                    1999       1998         1999       1998
----------------------------   ---------   ---------   ---------   ----------
Net loss ...................   $   (175)   $   (266)   $ (1,046)   $(10,850)
Unrealized gain (loss) on
     investments ...........        (49)        128        (142)        263
Foreign currency translation
     adjustment ............          5         (49)        (61)         25
                               ========    ========    =========    ==========
                               $   (219)   $   (187)   $ (1,249)   $(10,612)
                               ========    ========    =========    ==========

     The following are the components of accumulated other comprehensive income, net of related tax:

                                             July 31,      October 31,
(In thousands)                                 1999           1998
---------------------------------------     ----------     ----------
Unrealized gain on investments ........       $ 200          $ 342
Foreign currency translation adjustment        (109)           (48)
                                            ==========     ==========
                                              $  91          $ 294
                                            ==========     ==========

Pro Forma Information

     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC Acquisition") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting.

     In May 1998, the Company licensed and sold certain Customer Premise Equipment business unit assets to Mitel Corporation ("the CPE Sale") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities.

     The following pro forma summary represents the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the CPE Sale, as if each of these transactions had occurred at the beginning of fiscal 1998. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

                                         Nine Months Ended
                                   ------------------------------
(In thousands, except              July 31, 1999   August 1, 1998
    per share data)                                 (Pro Forma)
--------------------------------    ------------   --------------
Net revenue ....................     $ 62,084        $ 46,606
Loss before income taxes .......     $   (731)       $(22,368)
Net loss .......................     $ (1,046)       $(22,672)
Basic and diluted loss per share     $  (0.17)       $  (3.25)

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

Pro Forma Combined Condensed Statements of Operations

     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC Acquisition") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting.

     In May 1998, the Company licensed and sold certain Customer Premise Equipment business unit assets to Mitel Corporation (the "CPE Sale") for $26.8 million in cash, and Mitel assumed certain of the Company's liabilities.

     The following pro forma statements and the discussion of pro forma results herein represent the combined results of operations of the Company, plus the purchase of substantially all of the assets of TTC as adjusted to reflect the amortization of tangible and intangible assets acquired in the purchase, less the CPE Sale, as if each of these transactions had occurred at the beginning of fiscal 1998. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

                                        Quarter Ended         Nine Months Ended
                                    ----------------------   -------------------
                                     July 31,   August 1,    July 31, August 1,
(In thousands, except per share        1999       1998        1999      1998
    data)                                      (Pro Forma)           (Pro Forma)
---------------------------------   ---------   ---------   --------- ----------
Net revenue .....................   $ 21,016    $ 18,266    $ 62,084   $ 46,606
Cost and expenses:
    Costs of goods sold .........      9,106       9,024      26,808     23,520
    Research and development ....      3,914       4,371      12,256     13,676
    Selling, general and
       administrative ...........      8,646      10,024      25,596     28,313
    Non-recurring charges .......         --       5,600          --      5,600
                                    ---------   ---------   --------- ----------
       Total costs and expenses .     21,666      29,019      64,660     71,109
                                    ---------   ---------   --------- ----------
Operating loss ..................       (650)    (10,753)     (2,576)   (24,503)
Other income, net ...............        585         779       1,845      2,135
                                    ---------   ---------   --------- ----------
Loss before income taxes ........        (65)     (9,974)       (731)   (22,368)
Provision for income taxes ......        110         164         315        304
                                    ---------   ---------   --------- ----------
Net loss ........................   $   (175)   $(10,138)   $ (1,046)  $(22,672)
                                    =========   =========   ========= ==========

Basic and diluted loss per
     share ......................   $  (0.03)   $  (1.47)   $  (0.17)  $  (3.25)
                                    =========   =========   ========= ==========

Shares used for basic and diluted
    loss per share ..............      6,071       6,885       6,325      6,966
                                    =========   =========   ========= ==========

Results of Operations

     Net revenue was $21.0 million and $62.1 million for the third quarter and nine months of fiscal 1999, and was 16% and 8% higher than the comparable periods in fiscal 1998. The increase in net revenue for the third quarter and nine months of 1999 as compared to the similar periods in 1998 reflects higher sales of large system expansion products offset in part by lower sales of smaller system products. The decrease in sales of smaller system products from the prior year was primarily due to the CPE Sale. Sales to international customers were 38% and 40% of revenues for the third quarter and nine months of 1999 as compared to 46% and 47% in the similar periods of 1998. This year over year decrease in the percentage of international sales to total sales resulted from flat year over year international revenue and increased growth in domestic revenues.

     On a pro forma basis, net revenue was $21.0 million and $62.1 million for the third quarter and nine months of 1999 and was 15% and 33% higher than the comparable periods in fiscal 1998. This increase in pro forma net revenue reflects higher sales of large system expansion products to domestic customers.

     Gross margin was 56.7% and 51.3% of net revenue for the third quarters and 56.8% and 51.2% for the nine months of 1999 and 1998, respectively. This year over year increase of 5.4% and 5.6% for the third quarter and nine months ended July 31, 1999, respectively, reflects a favorable mix of increased sales of the Company's large system expansion products which typically have higher gross margins as compared to smaller system products. See "Certain Trends and Uncertainties."

     On a pro forma basis, gross margin was 56.7% and 50.6% for the third quarter and 56.8% and 49.5% for the nine months of 1999 and 1998, respectively. These increases in year over year pro forma gross margins reflect essentially the same factors as noted above.

     Research and development ("R&D") expenses were $3.9 million and $12.3 million for the third quarter and nine months of 1999, decreasing 4% and 13% from the corresponding periods of 1998. R&D expenses as a percentage of net revenue were 19% and 22% for the third quarter and 20% and 25% for the nine months of 1999 and 1998, respectively. These reductions in R&D expenses reflect lower R&D staffing levels and related costs and outside services due to the CPE Sale offset, in part, by the increased R&D expenses related to the TTC Acquisition. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.

     On a pro forma basis, R&D expenses decreased 10% in the third quarter and nine months of 1999 as compared to 1998. These reductions in pro forma R&D spending reflect lower R&D staffing levels and related costs.

     Selling, general and administrative ("SG&A") expenses were $8.6 million and $25.6 million for the third quarter and nine months of 1999, decreasing 12% and 19% from the corresponding periods of 1998. These decreases reflect primarily reduced sales, marketing and customer support expenses, including decreases in salary expenses and related costs due to the CPE Sale and other reductions in average headcount offset, in part, by the increased SG&A expenses related to the TTC Acquisition. SG&A expenses as a percentage of net revenue were 41% and 54% for the third quarter and 41% and 55% for the nine months of 1999 and 1998, respectively.

     On a pro forma basis, SG&A expenses decreased 14% and 10% in the third quarter and nine months of 1999 as compared to 1998. These decreases reflect reduced sales and support expenses due to reduced headcount and related costs.

     Non-recurring charges were zero and $10.6 million for the three and nine month periods of 1999 and 1998, respectively. For 1998 these non-recurring charges consisted of $5.0 million for the write-off of purchased in-process technology from the TTC Acquisition as this technology had not reached technological feasibility and had no alternative use and $5.6 million associated with the Company's patent dispute with Lucent Technologies.

     Other income, net was $0.6 million and $15.1 million for the third quarter and $1.8 million and $16.4 million for the nine months of 1999 and 1998, respectively. Excluding the $14.3 million gain on the sale of the CPE Sale in the third quarter and nine months of 1998, other income net decreased $0.2 million and $0.3 million in the third quarter and nine months of 1999 as compared to 1998. This decrease in other income, net reflects lower interest income due to lower average invested balances in 1999 versus 1998.

     The Company recorded a provision for income taxes for the third quarter and nine months of fiscal 1999 and 1998 for anticipated foreign income tax liabilities. No income tax benefits were recorded for the losses incurred in fiscal years 1999 and 1998 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at July 31, 1999 were $43.0 million, decreasing $14.2 million from the year end balance of $57.2 million. In October 1998 the Company settled a patent dispute with Lucent
Technologies Inc. ("Lucent") with an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million.

     For the first nine months ended July 31, 1999 the net cash used for operating activities was $7.1 million. Trade receivables increased $2.2 million from the year-end balance and days sales outstanding (computed using quarterly revenues) were 72 days in the third quarter as compared to 65 days at the end of fiscal 1998. This increase in trade receivables and days sales outstanding resulted primarily from a larger percentage of quarterly shipments occurring in the last month of the third quarter as compared to the last month in the prior year and delayed payments from certain international customers. Inventory balances at July 31, 1999 were $3.0 million lower than year-end due to improved management of the Company's inventory stocking levels. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

     During the nine months ended July 31, 1999, the Company made capital expenditures of approximately $1.5 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $2.0 million for capital equipment during fiscal 1999, although actual expenditures may differ from this forecast. In addition, the Company's Board of Directors has authorized a stock repurchase program whereby up to 2.5 million shares of its Common Stock may be repurchased in the open market from time to time. During the first nine months of fiscal 1999 the Company purchased approximately 600,000 shares at a total cost of $6.2 million. The Company has purchased an aggregate of approximately 1.5 million shares under this program at a total cost of approximately $17.0 million. The Company may, at its discretion, purchase additional shares under this program during the next twelve months. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program for the next twelve months.

     The Company's principal sources of liquidity as of July 31, 1999 consisted of $43.0 million of cash and cash equivalents and short-term investments. The Company elected not to renew its $15.0 million bank line of credit which expired in May 1999.

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

     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 45% and 31% of the Company's net revenue in the first nine month periods of fiscal 1999 and 1998, respectively, although the Company's five largest customers were not the same in the two periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company on a timely basis could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     Approximately 38% and 40% of the Company's sales in the third quarter and nine months ended July 31, 1999 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia and Latin American have been adversely affected in recent quarters by financial difficulties in these regions and may be so adversely affected in the future.

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

     Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem and changes to critical systems have been completed and tested. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, customer service, finance and administration. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 capability. In addition, the Company is completing its draft contingency plan which should be completed in the Company's fourth quarter to address potential problem areas with internal systems and with suppliers and other third parties.

     In the event the Company fails to anticipate the degree of disruptions caused by Year 2000 problems in its contingency plans, the Company's systems could be affected in some or all of the following respects: disruptions of an extended period (i.e., in excess of one week) in the economic infrastructure of the regions in which the Company does business, including power, communication and transportation system disruptions, could materially affect the Company's ability to deliver systems as scheduled or to provide in a timely manner spare parts or warranty support for such systems; and disruptions of an extended period (i.e., generally in excess of 30 days) could materially affect the Company's inventory supply of parts for system manufacture and delay scheduled systems to our customers. The Company's contingency plans, when completed and implemented by the Company, are intended to ensure that temporary disruptions to its infrastructure systems will have no materially adverse effect on the Company's operations and financial performance. However, extended disruptions in these systems beyond the Company's control or ability to remedy, such as described above, could impact the Company's ability to deliver products and services to customers on schedule and to maintain Company operations and provide appropriate employee support (including payroll and benefits) and would, thereby, potentially have a materially adverse effect on the Company's operations and financial performance.

     The Company also has a program to assess the capability of its products to handle the year 2000. The Company believes that its products are Year 2000 Capable, although there can be no assurance of this. The Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue through 1999 and thereafter. As used by Centigram, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Centigram, the Centigram product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Centigram product properly exchanges date data with the Centigram product.

     The costs incurred to date related to these programs are approximately $500,000 and include both incremental spending and redeployed resources. The total costs of these programs should not exceed $600,000, although there can be no assurance of this. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

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

     The Company sells its MobileManager product which adds call management to the message and information management services provided on the Series 6 platform under a 1995 joint marketing arrangement with Priority Call Management ("PCM"). In May 1999 this agreement was terminated. The Company has negotiated a follow on agreement with PCM which, under certain circumstances, allows the Company to sell PCM products and services through November 1999. As a result of these developments, the Company's business, financial condition, and results of operations may be adversely affected in the fourth quarter of fiscal 1999 and thereafter. MobileManager revenues were approximately $4.0 million and $5.8 million for the first nine months of fiscal 1999 and fiscal 1998, respectively.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K for the fiscal year ended October 31, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.


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



                                          CENTIGRAM COMMUNICATIONS CORPORATION
                                                     (Registrant)




Date: September 2, 1999                By:  /s/ Robert L. Puette
                                           -------------------------------------
                                           Robert L. Puette
                                           President and Chief Executive Officer


Date: September 2, 1999                By: /s/ Thomas E. Brunton
                                           -------------------------------------
                                           Thomas E. Brunton
                                           Sr. Vice President and
                                             Chief Financial Officer