Form 10-K
period 1999-10-30
CENTIGRAM COMMUNICATIONS CORP
filed 2000-01-21
CIK 877908

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------------------
                                    FORM 10-K

(Mark One

     X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 30, 1999 or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

                         Commission file number: 0-19558

                      CENTIGRAM COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 94-2418021
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)

    incorporation or organization)

        91 East Tasman Drive                             95134
        San Jose, California                          (Zip Code)

       (Address of principal
         executive offices)

       Registrant's telephone number, including area code: (408) 944-0250
           Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                           Name of Exchange
    Common Stock, $.001 par value               Nasdaq National Market System

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

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq/NMS for December 31, 1999) was $60,000,000. Shares of the Registrant's Common Stock, par value $.001 per share, ("Common Stock") held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in calculating the aggregate market value of voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares (not including treasury shares) of the Registrant's Common Stock, as of December 31, 1999 was 6,027,729.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on March 28, 2000 are incorporated by reference to Part III of this Form 10-K Report.

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

OVERVIEW

     Centigram designs, manufactures and markets integrated systems that enable carriers, network service providers, Internet Service Providers and Internet content providers to deliver unified communications services to users. These services include: unified voice, fax and E-mail messaging; Internet call management; and multimedia information delivery to a range of devices such as telephones, cellular phones, WAP-based mobile phones, pagers or PCs. The services are delivered using the Company's "Series 6" platform. Centigram's system architecture enables a user to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration.

     Centigram's Series 6 platform, which was introduced in the first quarter of fiscal 1996, was designed to offer significantly expanded capacity, improved fault tolerance and greater use of industry-standard hardware and software than the Company's prior platform. Incorporated into the Series 6 are the Multi-Vendor Industry Protocol (MVIP) Bus, digital signal processor (DSP) technology, Intel Pentium processors, high-density interface cards, and international signaling protocol interfaces. Significant changes in hardware are required to upgrade from earlier generations of the Company's products to Series
6. These hardware changes include line cards, and, for the Company's larger configurations, new processors, which provide greater robustness and fault tolerance. In October 1998, Centigram introduced its 480 port Series 6 messaging platform, which is targeted at telecommunication carriers worldwide. With this release, Centigram doubled its previous platform size and port density without any increase in footprint size, an important consideration for many telecommunication carriers.

     The Company's systems are based on industry-standard computer hardware and operating system software. This enables the Company to bring additional product features and applications to market more quickly, to utilize low-cost, commonly available components and to capitalize on third party technological developments. Centigram's systems can be integrated with central office systems, and mobile switch and paging terminal systems. Such systems are used for switching telephone calls in a variety of service-provider environments. In addition, Centigram systems located at different sites can be linked together through MesaNet, a digital network.

     Centigram's distribution strategy is to provide broad, effective market coverage through the Company's direct sales force and its distributors. The Company sells its systems in North America directly to regional Bell operating companies (RBOCs), wireless operators and to independent telephone companies and CLECs. Internationally, we sell to wireline and wireless service providers both directly and through distributors. Additionally, the Company sells to service-provider customers through arrangements with Motorola, Inc., Siemens, and Lucent Technologies. Service providers, in turn, employ Centigram systems to provide services to corporate, institutional and individual end users. In March 1999, Centigram signed a Global Agreement with Cable & Wireless plc (NYSE: CWP), under which Centigram was named a Group Standard Supplier of messaging platforms to Cable & Wireless plc and its Group Companies and affiliates around the world. In May 1999, the Company signed an agreement with Millicom International, under which Centigram was named a preferred primary supplier of enhanced services to Millicom's international affiliates.

     The Company has continued to invest in international sales and marketing. Export sales were 36%, 46%, and 44%, of net revenue in fiscal 1999, 1998, and 1997, respectively.

     Centigram has made a strong commitment to delivering revenue-generating enhanced services to service providers worldwide and to becoming a leader in developing voice messaging, unified communications and WAP-based products. Today, close to 2,500 Centigram systems are installed worldwide.

     The Company entered into an agreement with the Boston Communications Group, Inc. ("BCGI") (NASDAQ: BCGI) in August 1999 to integrate and distribute BCGI's prepaid system as a jointly branded product primarily in international markets. In September 1999, the Company made an investment in InfoInterActive (ME: IIA), a leading provider of Internet-based call management technology and services, and announced the intent to jointly develop products with IIA.

BACKGROUND

     There are two core technologies that form the foundation for most of the Company's products. These technologies can generally be described as:

     MESSAGING. Provides the capability for users to store, send and receive information, as well as access the information. The messages take many forms, including Voice, Fax, E-mail and SMS, and the methods to store, send and receive or access include telephones, cellular phones, PC's, WAP-enabled cellular phones, etc.

     CALL MANAGEMENT. Allows users to program the features of a switching system to facilitate call placement, call screening and call completion. Call management can be done in different ways, using telephone, cellular phones, PC's, WAP-enabled cellular phones, etc.

     Recognition  of  the  benefits  of  simple,   integrated  access  to  these
communications technologies from multiple locations and using many different devices continue to grow.

PRODUCTS AND PRODUCT FEATURES

     The Company's applications operate on a common software platform, which is Centigram's implementation of its Modular Expandable System Architecture (MESA). The MESA architecture allows the Company's systems to be upgraded in continual, cost-effective increments from the Company's smallest to its largest system configurations. In contrast, systems offered by the Company's principal competitors, due to their architectural constraints, more often require customers to purchase a new system in order to upgrade features or capacity. Significant changes in hardware are, however, required to upgrade from the Company's Series 5 and earlier generations of the products to the Company's Series 6 product line. These hardware changes include line cards, and for the Company's larger configurations, new hardware platforms which provide greater robustness and fault tolerance. The Company provides financial incentives to those customers desiring such upgrades, as well as software programs to assist in the transfer of data and recorded speech.

     Centigram's systems are available in configurations ranging from twenty-four ports, supporting 10,000 to 250,000 users in small installations, to multiple networked 480-port clusters (depending on application configuration), supporting large telecommunications service provider applications of up to one million users depending on the application. The Company sells its systems at prices ranging from below $75,000 to more than several hundred thousand dollars, depending on system configuration.

     The Company's MESA architecture uses a distributed processing approach that links separate modules together into a single system. The Company's Series 6 users can expand systems to provide more ports and hours of message storage by adding line cards and expanding disk storage. Additional system modules are added and linked as existing modules are fully used. This approach provides a low-cost entry-level product that can be expanded without replacing existing equipment. In addition, the Company offers connectivity between systems through MESA-Net, a digital networking option that can link up to 1,500 Centigram systems anywhere in the world. MESA-Net provides end-to-end digital networking, which preserves the clarity of voice and fax messages and reduces transmission time and cost. The Company's products also support the Audio Messaging
Interchange Specification (AMIS) analog networking protocol, providing interoperability with disparate voice messaging servers from other vendors. In addition, Centigram has continued to play a leadership role through its participation in the joint development of the Voice Profile for Internet Mail
(VPIM) protocol for transferring messages between disparate voice messaging servers. VPIM is being designed to enable the exchange of voice, fax or compound voice and fax messages between Centigram Series 6 communications servers and other vendors' voice/fax messaging systems.

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

PRODUCTS

     Series 6 Advanced Communications Platform

     The Series 6 allows wireless and wireline telecommunications service providers to deploy advanced communications services. It enables and supports a comprehensive range of telecommunications capabilities, including Internet-based multimedia messaging, Short Message Service (SMS) and mailbox-on-demand services. Based on a scalable, standards-based architecture, the Series 6 system enables carriers to seamlessly add new capacity and additional features, without having to change existing equipment.

     Mesa-Net

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

     EasyAdmin

     EasyAdmin provides administration and provisioning of the Series 6 server through Centigram's EasyAdmin and EasyAdmin Application Programming Interface
(API) software products.  EasyAdmin is a Windows-based  Graphical User Interface
(GUI) that is designed to be used in the provisioning of mailboxes, billing and reporting statistics, and in class-of-service configuration. EasyAdmin API allows carriers to customize their EasyAdmin GUI for a particular environment, to perform multiple system administration from a centralized location, and to use a database for mailbox provisioning. EasyAdmin additionally offers network and system management, and monitoring of the Series 6 server through EasyAdmin SNMP and EasyAdmin products. EasyAdmin SNMP allows network operation centers and technicians to monitor one or more Series 6 servers from a centralized location and places an agent in the system that will identify error conditions on demand.

     VoiceMemo

     Centigram's VoiceMemo application provides voice messaging and call processing capabilities for customers in the service-provider market. Centigram's systems can be integrated with most central office, mobile switch and paging terminal systems. VoiceMemo provides a full range of features that have been designed to improve customer service, increase operating flexibility and employee productivity, and reduce communications costs. System services include:

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

     OneView

     Centigram's OneView products allow users integrated access to multimedia messaging. Connected through a LAN or in a dial-up mode on a personal computer operating under Microsoft(R) WindowsTM, OneView gives users point and click access to their voice, fax and compound voice and fax messages by listing them in a single In-Box window. With OneView users can create, play, answer and forward voice and fax messages from their personal computers from remote locations by accessing their messaging system, downloading their messages to their local hard disk, answering messages off-line, and reconnecting to the messaging system to deliver the messages.

     Centigram Short Message Service Center (C-SMSC)

     C-SMSC provides transmission of alphanumeric messages to mobile subscribers and between mobile subscribers. Unlike SMS systems that require dedicated hardware, C-SMSC works with Centigram's Series 6 platform, enabling existing
Centigram Series 6 customers to offer SMS-based services through a software upgrade. C-SMSC and the Series 6 enable new customers to offer both voice/fax messaging and SMS-based services from a single standards-based hardware platform. With support for up to 30K BHSMA (Busy Hour Short Message Attempts), a single Series 6 with C-SMSC can support up to 240,000 voice/fax messaging and SMS subscribers. Multiple SMSC platforms can be clustered to provide support for an even larger subscriber base.

     PrePaid

     Centigram's PrePaid product (jointly branded with Boston Communications Group, Inc.), provides carriers with sophisticated call management and card management functionality, allowing them to create different calling card programs and offer a range of prepaid subscriber services, including outgoing call filtering, repeat calling and incoming call screening. Carriers can either provide subscribers with retail prepaid cards, or allow operators to set up the calling balance. The system automatically notifies subscribers when their balance reaches a set level, and makes it easy for users to replenish their balance. Centigram also offers specialized features for business users, including common prepaid funds for groups of users, customer-defined subscriber limits, group messaging and call routing.

     Unified Communications

     In October 1999, the Company announced a comprehensive series of unified communications products designed to facilitate communications by integrating email, fax and voicemail, voice and Internet, and wireless and landline telephone services. These new products build upon the Company's existing product portfolio while furthering the convergence of data and WAP-enabled network-based content with voice network-based services. The Company expects to begin shipping initial product in the first fiscal quarter ending January 29, 2000.

SALES AND DISTRIBUTION

     Centigram business focus is on providers of telecommunications services, such as large telephone companies and independent service providers, including PTTs, BOCs, service bureaus, independent telcos and cable telephony companies, who use Centigram systems to deliver voice, and fax processing capabilities to third party customers on a subscription basis.

     Centigram has developed a distinct sales channel focused on selling its systems directly to BOCs, such as Bell Atlantic and BellSouth and to large independent telephone companies such as Sprint; to wireless service providers such as BellSouth Mobility (BMI), Sonofon GSM, Optus Communications Pty Limited, Paging Network Inc. (PageNet); and to service bureaus such as Premiere Technologies. The Company also sells to service provider customers through an OEM arrangement with Motorola, Inc. and with Siemens. In March 1999, Centigram signed a Global Agreement with Cable & Wireless plc (NYSE: CWP), under which Centigram was named a Group Standard Supplier of messaging platforms to Cable & Wireless plc and its Group Companies and affiliates around the world. In May 1999, Centigram entered into a partnership with Millicom International Cellular S.A. (NASDAQ: MICC) to provide enhanced messaging services to MIC's 35 operations worldwide. At the time of the agreement, MIC had Centigram Series 6 or Series 5 platforms installed at 13 of its carrier operations in Latin America, Asia, Europe and Africa. On all new deployments, Centigram provides technical support, as well as marketing advice and services through its Centigram Market Leadership Program. Large telecommunications service providers typically require a sustained, intense direct selling effort and continual, comprehensive customer support.

     Sprint accounted for approximately 16% of net revenue in fiscal 1999. No customer represented more than 10% of net revenue in the fiscal 1998 and 1997. The Company's top five customers collectively accounted for approximately 45%, 32% and 28% of the Company's net revenue during fiscal 1999, 1998 and 1997, respectively.

     Centigram believes that a high level of product support is essential to its success. The Company provides system documentation and training to its customers. The training provided by the Company includes courses in technical software, installation and maintenance, and customer support. Centigram also maintains  a  support  center  24  hours  a day  to  assist  with  customer  and distributor inquiries and offers on-site assistance through its field operations. Remote Technical Assistance Centers (TACs) in the United Kingdom, Hong Kong, and Beijing, China provide local, on-call service and support. The Company through its "Market Leadership Program" delivers a comprehensive, fully integrated program designed to increase and expand service providers' revenue streams, maximize resources to reduce costs, and create market leadership in customer service. The program focuses on key areas of a service launch, including operations, market research, promotions, media relations, product packaging and pricing, sales planning and tracking, customer support and billing requirements. The program also offers consulting services to help service providers create an enhanced services deployment plan customized to their market requirements.

     In recent periods, the Company has been increasing its focus on direct sales to international service providers. The Company has sales offices in Hong Kong (Hong Kong), London (Europe), Beijing (China), Seoul (Korea), Miami (Latin America), and Sydney (Australia). Export sales were 36%, 46% and 44% of net revenue in fiscal 1999, 1998 and 1997, respectively. In particular, the Company's revenue from the Far East region was approximately $8.3 million, $6.1 million, and $9.2 million for fiscal 1999, 1998 and 1997, respectively. There can be no assurance that the Company will be able to maintain or increase its international sales or that the Company's sales subsidiaries will be able to compete effectively.

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

     The Company uses distributors in some foreign countries as part of its sales program. The Company competes with other enhanced services providers for access to distributors. There can be no assurance that the Company will be able to maintain strong relationships with existing distributors or establish strong relationships with new distributors. In addition, certain former distributors had in the past experienced financial difficulties resulting in the Company writing off related accounts receivable balances, and a number of the Company's current distributors have limited financial resources. The loss of one or more key distributors or the weakening of the financial condition of any of the Company's key distributors could have a material adverse effect on the Company's operating results, financial position and cash flows.

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

     In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. In November 1998, Centigram and Lucent Technologies jointly announced the settlement of a patent-infringement dispute. In connection with this settlement Centigram agreed to pay Lucent $9.2 million in addition to cross-licensing Centigram's patents to Lucent. In return, Lucent cross-licensed Centigram to a certain group of patents. A portion of the settlement agreement amount totaling $1.6 million was recorded as prepaid royalties and will be amortized to cost of goods sold over the future royalty period. Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all. In October 1998, CASA, a distributor of the Company, brought suit against the Company alleging wrongful termination of their distribution agreement and other claims. In October 1999, the Company settled this dispute by agreeing to pay CASA $700,000, including past due commissions on prior sales.

BACKLOG

     On October 30, 1999, the Company had a backlog of $12.1 million and on October 31, 1998, a backlog of $27.5 million. The Company includes in such backlog orders received that the Company believes are shippable within the next 12 months. The Company does not believe, however, that current or future backlog levels are necessarily indicative of future operating results. A significant portion of bookings and shipments in any quarter have historically occurred near the end of the quarter, and the Company has historically operated with very little backlog. There can be no assurance that backlog will not decrease in the future, that there will not be cancellation or deferral of a significant portion of backlog, or that the Company will maintain any specific backlog level in the future.

RESEARCH AND DEVELOPMENT

     Centigram's  development  strategy is focused on the development of unified communications, messaging, Internet- and WAP-enabled call management applications for the Company's product platform and the enhancement of the Company's MESA architecture. Expenditures for research and development were $16.1 million, $18.1 million and $21.3 million and as a percentage of net revenue these expenses were 19.4%, 23.3%, and 19.5% in fiscal 1999, 1998 and 1997, respectively. Development efforts are focused on continuing the development and testing of the Company's Series 6 platform, continuing to expand the capacity of the Company's systems, providing additional enhanced services, adding administration and network management capabilities to the Company's products, and developing and enhancing the features and overall performance of the Company's systems.

     As the Company seeks to continue to add functionality to its products and to support a broader range of enhanced services and Internet capable applications, the Company faces continually increasing technical challenges. There can be no assurance that the Company will be able to incorporate additional technologies into the Company's products or introduce new products in a timely manner in order to meet evolving market needs.

     As the functionality of the Company's systems increases, the complexity of the software utilized in such systems will also increase and software errors or "bugs" may become more numerous and difficult to cure. Identifying and correcting errors and making required design modifications is typically expensive and time consuming, and the Company expects that such modifications will increase in complexity with the increasing sophistication of the Company's products. The Company has made a substantial investment in additional testing equipment as well as hiring additional employees to expand the Company's product testing capabilities. There can be no assurance that such investment will lead to reduced errors or that such errors will not in the future cause delays in product introductions and shipments, require costly design modifications or impair customer satisfaction with the Company's products.

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

EMPLOYEES

     As of October 30, 1999, the Company had 326 employees, including 17 temporary employees and contractors. Of this total, 90 were engaged in research and development, 154 in sales, marketing and customer support, 47 in manufacturing and quality assurance and 35 in finance and administration. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION

     The Company competes in a number of markets within the communications systems industry, each of which is highly competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company and have larger installed bases of existing systems. The Company expects to encounter continued competition from both existing competitors and new market entrants in the service provider business. Increased competitive pressures could result in intensified price competition, which would adversely affect the Company's operating results. In addition, the Company believes that its ability to integrate its systems with many different central office systems is an important competitive feature. Consequently, the Company's operating results could be adversely affected if switch manufacturers such as Lucent, Northern Telecom, and Siemens redesign their switches to limit current methods of integration. Although the Company is not aware of any significant switch manufacturer who is pursuing a strategy of redesigning its switches to limit the Company's current integrations, there can be no assurance that such manufacturers are not doing so or will not do so in the future.

ITEM 2.  PROPERTIES

     The Company leases an 85,000 square foot headquarters facility and a 35,000 square foot operations facility in San Jose, California, pursuant to leases that expire in September 2007 and November 2003, respectively. The Company also leases sales and support offices in various cities in the United States and overseas. The Company believes that such facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The information in the second paragraph in the section entitled "Patents, Trade Secrets and Licenses" under Item 1 above is hereby incorporated by reference. The information in the section entitled "Pledge of Treasury Stock to Credit Bancorp" under Item 7 below is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information regarding market, market price range and dividend information appearing under "Quarterly Financial Data (Unaudited)" in Registrant's Notes to Consolidated Financial Statements, October 30, 1999, which is contained elsewhere in this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

                                              Years Ended
                       ---------------------------------------------------------
(In thousands,
  except per         October 30, October 31, November 1, November 2, October 28,
  share data)           1999         1998        1997       1996         1995
--------------------------------------------------------------------------------
Operations Data:

Net revenue ......... $  83,323   $  77,587   $ 108,836  $ 104,324   $  69,374
Net income (loss) ...       393     (12,174)     (1,678)     1,000      (4,134)
Basic income (loss)
  per share .........      0.06       (1.77)      (0.24)      0.15       (0.63)
Diluted income (loss)
  per share .........      0.06       (1.77)      (0.24)      0.14       (0.63)

Balance Sheet Data:

Working capital ..... $  46,472   $  48,029   $  66,824  $  65,297   $  64,489
Total assets ........    78,754      95,977      99,920    104,009      99,017
Long term liabilities        --          --          --         78         232
Stockholders' equity     58,829      65,208      81,624     83,412      79,800


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

     Centigram designs, manufactures and markets unified communications, messaging, Internet- and WAP-enabled call management services to wireless, wireline and Internet service providers. Centigram's applications operate on common hardware and software platforms based on industry-standard hardware and software which is the Company's implementation of its Modular Expandable System Architecture (MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration. Centigram's systems can be integrated with wireline and wireless switches, paging systems and IP gateways. Such systems are used for switching telephone calls and integrating voice and data messaging in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together in a digital network.

SALE OF CPE BUSINESS UNIT

     On May 8, 1998, the Company licensed or sold certain assets to Mitel Corporation ("Mitel") and Mitel assumed certain liabilities related to the Company's customer premise equipment voicemail and unified messaging ("CPE") business for a purchase price of $26.8 million in cash. As part of this sale ("CPE Sale"), the Company agreed until May 8, 2001, not to compete in the CPE market and until April 2000 to provide Mitel on an OEM basis large port count systems as required until Mitel develops this internal capability. The Company recorded a pre-tax gain of approximately $14.3 million on this transaction in the third quarter of fiscal 1998.

ACQUISITION AND REVISION OF PURCHASE PRICE ALLOCATION

     On June 24, 1998, the Company acquired substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million, including transaction costs of $0.4 million. This acquisition was accounted for as a business combination using the purchase method of accounting. Results of operations of TTC for the four months ended October 31, 1998 are included in the Company's fiscal 1998 Consolidated Statement of Operations. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the costs of these acquisitions were allocated to the assets acquired and the liabilities assumed (including in-process research and development ("IPR&D")) based on their estimated fair values using valuation methods believed to be appropriate at the time. The amount was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based on management's forecast of future revenues, costs of revenues, and operating expenses related to the products and technologies purchased from TTC. The amount allocated to IPR&D of $8.4 million was expensed in the period in which the acquisition was consummated in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Subsequent to the acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company has reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount. The previously reported amounts, affected by the above adjustment, as of and for the three-month period ended August 1, 1998 were appropriately restated.

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

                                                      Years Ended
                                       -----------------------------------------
(In thousands, except per share        October 30,     October 31,   November 1,
  data)                                   1999            1998            1997
-------------------------------------- -----------    ------------   -----------
Net revenue .......................... $ 83,323         $ 66,690       $ 70,789
Cost and expenses:
    Costs of goods sold ..............   33,882           33,112         29,913
    Research and development .........   16,130           17,595         20,795
    Selling, general and
      administrative .................   34,800           36,877         37,210
    Non-recurring charges ............       --            5,600          3,263
                                       --------         --------       --------
          Total costs and expenses ...   84,812           93,184         91,181
                                       --------         --------       --------
Operating loss .......................   (1,489)         (26,494)       (20,392)
Other income and expense, net ........    2,422            2,877          6,180
                                       --------         --------       --------
Income (loss) before income taxes ....      933          (23,617)       (14,212)
Provision for income taxes ...........      540              379            833
                                       ========         ========       ========
Net income (loss) .................... $    393         $(23,996)      $(15,045)
                                       ========         ========       ========

Basic and diluted income (loss)

  per share .......................... $   0.06         $  (3.49)      $  (2.17)
                                       ========         ========       ========
Shares used for basic per share

  computation ........................    6,245            6,883          6,943
                                       ========         ========       ========
Shares used for diluted per share

  computation ........................    6,331            6,883          6,943
                                       ========         ========       ========


RESULTS OF OPERATIONS

     Net Revenue. Net revenue for fiscal 1999 was 7% higher than net revenue for fiscal 1998. This increase reflects increased sales of large systems products to domestic customers offset, in part, by lower sales of smaller CPE products in fiscal 1999. Sales to international customers represented 36% of sales for fiscal 1999 as compared to 46% for fiscal 1998.

     Net revenue for fiscal 1998 was 29% lower than net revenue for fiscal 1997. This decrease reflects lower sales of both small and large systems and was primarily due to reduced volumes as a result of the CPE sale. Sales to international customers represented 46% of sales for fiscal 1998 as compared to 44% for fiscal 1997.

     On a pro forma basis, net revenue for fiscal 1999 was 25% higher than 1998 due to an increase in large system products to domestic customers. On a pro forma basis, net revenue for fiscal 1998 was 6% lower than 1997 due to a reduction in large system orders from Europe and the Pacific Rim.

     Gross Margin. Gross margin for 1999 increased 7.8% to 59.3% from 51.5% in the prior year. This increase resulted from increased sales of large systems expansion products and software which typically have higher gross margins.

     Gross margin for 1998 decreased 6.5% to 51.5% from 58.0% in the prior year. This decrease reflects lower sales of and lower margins in the Company's large systems products which typically carry higher profit margins and in 1998 increased sales price competition and reduced international sales from the Pacific Rim due to slower economic growth.

     On a pro forma basis, gross margin was 59.3%, 50.3%, and 57.7% for 1999, 1998 and 1997, respectively. The increase in gross margin of 9.0% from 1998 to 1999 is due to the increased sales of large systems, which typically have higher gross margins. The 7.4% decrease from 1997 to 1998 reflects the same factors as noted above in connection with the service provider business.

     Research & Development. Research and development ("R&D") expenses for 1999 were 10.7% below 1998. This decrease reflects reduced payroll expenses and related costs resulting from lower average engineering staffing levels due to the CPE Sale offset, in part, by the increased R&D expenses related to the TTC Acquisition. R&D expenses for fiscal 1998 were 15% lower than fiscal 1997. This decrease reflects reduced payroll expenses and related costs resulting from lower average engineering staffing levels due to the CPE Sale.

     As a percentage of net revenue, R&D expenses were 19.4%, 23.3%, and 19.5% in fiscal 1999, 1998 and 1997, respectively. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position. The Company expects to continue to invest in R&D and therefore R&D expenses should continue to increase, notwithstanding the level of sales realized in future quarters.

     On a pro forma basis, R&D expenses decreased $1.5 million in 1999 from 1998 and $3.2 million in fiscal 1998 from 1997 reflecting savings from lower R&D staffing levels and related costs. Also, expenses were higher in fiscal 1997 resulting from the release in the first quarter of the Series 6 platform without comparable expenses in 1998.

     Selling, General & Administrative. Selling, General & Administrative ("SG&A") expenses in 1999 were 13.5% below fiscal 1998. This decrease reflects primarily reduced salaries and benefits and related expenses in the sales and marketing functions due to the CPE Sale. SG&A expenses in 1998 were 11.8% below fiscal 1997. This decrease reflects reduced expenses in sales and marketing due to the CPE Sale.

     As a percentage of net revenue, SG&A expenses were 41.8%, 51.8%, and 41.9%, in fiscal 1999, 1998 and 1997, respectively. The Company believes that continued investments in sales and marketing, particularly in export markets, are essential to maintaining its competitive position and that the dollar amount of SG&A expenses will increase in future periods.

     On a pro forma basis, SG&A expenses decreased $2.1 million in 1999 over 1998 and $0.3 million in 1998 over 1997. These decreases reflect primarily reduced salaries and benefits and related expenses in the sales and marketing functions due to the CPE Sale.

     Non-recurring Charges. Non-recurring charges were zero, $10.6 million, and $3.4 million for 1999, 1998, and 1997, respectively. The 1998 non-recurring charges consisted of $5.0 million for the write-off of IPR&D acquired in the purchase of TTC and $5.6 million associated with the Company's patent dispute with Lucent Technologies (see Acquisition and Revision of Purchase Price Allocation). The 1997 non-recurring charges consisted of $2.4 million in restructuring expenses and $0.9 million associated with the termination of acquisition discussions with Voice-Tel Enterprises and Voice-Tel Network ("Voice-Tel"). These restructuring expenses represented termination benefits for approximately 40 employees from all functions of the Company and costs associated with the resignation of the Company's president and chief executive officer. The Company restructured its business to align its operational expense with its anticipated revenue levels. Cash payment termination benefits of $0.3 million and $1.8 million were paid in fiscal 1998 and 1997, respectively.

     Other Income and Expense, Net. Other income and expense, net was $2.4 million, $17.1 million, and $6.1 million for 1999, 1998 and 1997, respectively. Interest income on investments decreased $0.5 million to $2.5 million in fiscal 1999 due to lower average invested balances. Interest income on investments increased $0.4 million in fiscal 1998 over 1997 due to higher average investment balances and higher average interest rates. In addition to the Company's net investment income, other income and expense in 1998 included the $14.3 million gain on the CPE Sale and in 1997 a $3.9 million gain on the sale of the Company's Text-To-Speech business.

     Provision for Income Taxes. The Company recorded an income tax provision of $0.5 million, $0.4 million, and $0.8 million in fiscal years 1999, 1998, and 1997, respectively. The tax provisions consist of minimum federal, state, and foreign taxes. An additional provision of $0.5 million was provided in fiscal year 1997, resulting from an increase in the valuation allowance for previously recognized deferred tax assets that were no longer realizable through potentially refundable taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments at October 30, 1999 were $44.7 million, decreasing $12.5 million from October 31, 1998. At the end of fiscal 1998 and 1997, cash, cash equivalents and short-term investments were $57.2 million and $52.1 million, respectively.

     Net cash used for operating activities was $2.3 million during fiscal 1999. Trade receivables at the end of fiscal 1999 increased $2.3 million from the prior year balance primarily from a larger percentage of fourth quarter shipments occurring in the last month of the quarter and delayed payments from certain international customers. Days sales outstanding (computed using quarterly revenues) were 72 days at the end of fiscal 1999 compared to 66 days at end of fiscal 1998. This increase in DSO was primarily due to the factors noted above. Inventory levels at October 30, 1999 decreased $3.0 million from fiscal 1998 because of improved inventory management. The Company expects investment in receivables and inventories will continue to represent a significant portion of working capital. The Company accrued $9.2 million in fiscal 1998 in connection with its settlement with Lucent and paid this amount in November 1998.

     During the fiscal year ended October 30, 1999, the Company made $2.3 million in capital expenditures. A significant portion of these expenditures were related to the purchase of engineering equipment and computer equipment for all functions. The Company currently expects to spend approximately $3.0 million for capital equipment during fiscal 2000, although no assurance can be given that expenditures will not be higher or lower. During fiscal 1998 the Company sold its CPE business unit to Mitel for $26.8 million in cash, and the Company purchased substantially all of the assets of TTC for approximately $11.6 million. The Company's Board of Directors has authorized a stock repurchase program whereby up to two and a half million shares of its common stock may be repurchased in the open market from time-to-time. The Company purchased 759,000, 659,000 and 243,000 shares in fiscal 1999, 1998, and 1997, respectively, at a total cost of approximately $18.5 million.

     The Company's principal sources of liquidity as of October 30, 1999 consisted of $44.7 million of cash and cash equivalents and short-term investments. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital and capital equipment purchase requirements at least through fiscal 2000.

PLEDGE OF TREASURY STOCK TO CREDIT BANCORP

     In August 1999 the Company entered into a credit facility with Credit Bancorp, N.V. Pursuant to the credit facility, the Company pledged 900,000 shares of its treasury stock to Credit Bancorp as security for borrowings under the credit facility. Credit Bancorp agreed that the Centigram treasury shares were to be placed in a trust account and were not to be sold, pledged, margined or otherwise transferred.

     In November 1999 the Securities and Exchange Commission commenced a civil action against Credit Bancorp and certain entities and individuals affiliated with it, alleging numerous violations of the federal securities laws relating to Credit Bancorp's "insured credit facility program." The SEC alleges that the Credit Bancorp defendants induced investors to place restricted securities in trust accounts with Credit Bancorp, which securities Credit Bancorp improperly either sold or used to obtain margin loans and converted the proceeds. While the Company is not identified as an investor in the SEC complaint, the Credit Bancorp credit facility entered into by the Company is similar to the "insured credit facility" described in the SEC complaint and the SEC recognizes the Company as an investor in the insured credit facility program.

     Contrary to the express terms of the credit facility, Credit Bancorp placed at least 675,000 Centigram treasury shares in margin accounts and these treasury shares secure outstanding margin loans. In December 1999 the Company terminated the Credit Bancorp credit facility and demanded the return of the treasury shares. The Company did not borrow any funds under the Credit Bancorp credit facility.

     Upon the request of the SEC, the United States District Court for the Southern District of New York issued a temporary restraining order against the Credit Bancorp defendants prohibiting any further violation of the federal securities laws. The court appointed a fiscal agent to review and approve future Credit Bancorp transactions, including the sale of any securities pledged by its customers. The fiscal agent has reported to the Company that none of the 900,000 treasury shares has been sold by Credit Bancorp and that all Centigram treasury shares remain in Credit Bancorp brokerage accounts. The court also froze the assets of the Credit Bancorp defendants, including the Centigram treasury shares. In connection with its action against the Credit Bancorp defendants, the SEC has subpoenaed the Company to produce all documents relating to its Credit Bancorp credit facility. The Company has and intends to cooperate fully with the SEC.

     The fiscal agent has advised the Company that he believes that as of December 29, 1999 Credit Bancorp had approximately $173,000,000 in assets and that the shortfall between the aggregate amount invested by all Credit Bancorp customers in the insured credit facility program and available assets is approximately $50,000,000. Based upon the SEC's prior practice, it is likely that the SEC will request the court to allocate the available assets pro rata among all the Credit Bancorp customers. In that event, the Company may have to bear a portion of the aggregate loss suffered by the Credit Bancorp customers even though none of the treasury shares has been sold. The Company will request the court to direct the fiscal agent to return the Centigram treasury shares without any contribution or other payment by the Company. The Company cannot predict with any certainty whether the court will grant its request for the return of the treasury shares.

     Any shortfall between the aggregate amount invested by Credit Bancorp customers in the insured credit facility program and available Credit Bancorp assets may be reduced by the availability of insurance. Credit Bancorp maintained insurance policies through Lloyd's of London that may provide coverage for some or all of the losses. The fiscal agent has made a claim against these insurance policies. It is uncertain, however, whether the insurer will acknowledge coverage, whether the insurance would cover all losses and, if covered, when insurance proceeds would be available. Any shortfall may also be reduced to the extent the SEC is able to recover from the individual defendants any proceeds from the improper sales and margin loans. However, it is not possible to predict with any certainty whether the SEC will be successful in recovering any proceeds from the individual defendants.

     Given the uncertainties relating to the aggregate amount of the loss suffered by, and the assets available to satisfy the claims of, the Credit Bancorp customers, including the availability of insurance, and the actions the court may take with respect to the distribution of the available assets, the Company cannot predict with any certainty whether it will be required to bear a portion of the aggregate loss suffered by Credit Bancorp customers. If the Company does not fully recover its treasury shares, it is anticipated that such loss will be reflected within stockholders' equity and, possibly, as a reduction in per share earnings available for common shareholders.

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

     If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors in selling the Company's products, changes in distributor inventory levels, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced significant headcount turnover, which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.

     Approximately 36% of the Company's sales in fiscal 1999 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the result of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations.

     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 45%, 32%, and 28% of the Company's net revenue in fiscal 1999, 1998 and 1997, respectively, although the Company's five largest customers were not the same in these periods. The Company has no long-term order commitments from any of its customers. Any material reduction in orders from one or more such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows. See Risk and Uncertainties Note to "Consolidated Financial Statements".

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

     The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company has not experienced significant problems with third-party manufacturers in the past, there can be no assurance that such problems will not develop in the future. In addition, certain components used in the Company's products, including certain microprocessors, line cards, power supplies, disk drives, application cards and other semiconductor devices and other components are available from sole sources. To date, the Company has been able to obtain adequate supplies of components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results and cash flows. In addition, the Company's products are dependent on the QNX software operating system, a multitasking, real-time operating system for Intel microprocessor-based computers. In future periods, the Company's products may become increasingly dependent on software licensed from third party suppliers. There can be no assurance such licenses will continue to be available to the Company as needed or at commercially reasonable prices.

     In addition, a number of other companies, including competitors of the Company, also hold patents in the same general area as the technology used by the Company. The Company has obtained licenses to use certain intellectual property, including patents, from others. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company evaluated the assertions of Lucent, and in October 1998 settled by signing an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million (see Patents, Trade Secrets and Licenses). Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all. In October 1998, CASA, a distributor of the Company, brought suit against the Company alleging wrongful termination of their distribution agreement and other claims. In October 1998, CASA, a distributor of the Company, brought suit against the Company alleging wrongful termination of their distribution agreement and other claims. In October 1999, the Company settled this dispute by agreeing to pay CASA $700,000, including past due commissions on prior sales.

     Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has completed and tested its critical systems with the help of outside consultants and contractors. These activities encompassed all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, sales, customer service, finance and administration. As of October 30, 1999, all critical systems are considered by the Company to be year 2000 capable. The Company has also worked with its critical suppliers of products to determine that the suppliers' operations and the products they provide are year 2000 capable. The Company has received responses from its critical suppliers that they are year 2000 capable. In addition, the Company has completed a contingency plan to address potential problem areas with internal systems and with suppliers and other third parties.

     The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties, rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure (e.g., electricity supply), telecommunications, transportation supply chains and critical suppliers of materials. The Company does not have in place a contingency plan that would allow it to generate its own electrical or water supply or replace the capability of most of its third-party suppliers on a timely basis.

     The Company also has a program to assess the capability of its products to handle the year 2000. The Company believes that its products are year 2000 compliant, although there can be no assurance of this. The Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues, and it is anticipated that these expenditures will continue. As used by Centigram, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Centigram, the Centigram product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Centigram product properly exchanges date data with the Centigram product.

     The costs incurred to date related to these programs are approximately $700,000. These costs include the cost of consultants ($100,000), software and hardware upgrades ($500,000), and contingency plan and other costs ($100,000). In some instances, the installation schedule of new hardware and software in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. Year 2000 costs for internal systems in 1999 represented less than 10% of the total information technology budget. No significant internal systems projects are being deferred due to the year 2000 program efforts. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $800,000. The Company used outside consultants and contractors to perform independent verification of the year 2000 testing and to assist in the drafting of its contingency plans. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects.

     As of mid-January 2000, based on currently available internal information and discussions with our customers, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations. There can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

     In April 1998 the Company entered into an Agreement for Purchase and Sale of Assets with Mitel, Inc. and Mitel Corporation (collectively, "Mitel") providing for the purchase by Mitel of the Company's customer premises equipment ("CPE") business. Pursuant to this agreement, the Company has agreed, until May of 2001, not to compete with Mitel in the CPE business. As a result, the Company is unable to sell its equipment or services to certain customers, which could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, the change in the market value of investments, and foreign currency fluctuations.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains a strict investment policy designed to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company endeavors to mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains what the Company believes is a prudent amount of diversification. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio as of October 30, 1999.

(In thousands, except
   interest rates)           2000      2001    Thereafter    Total    Fair Value
--------------------------------------------------------------------------------
Cash equivalents

    Fixed rate ........... $ 3,388    $    --     $  --    $ 3,388      $ 3,388
    Average rate .........    5.54%                           5.54%
Short-term investments

    Fixed rate ...........  27,850      3,558        --     31,408       31,642
    Average rate .........    5.70       5.98                 5.73          --
                           --------   --------    -------- --------      -------
Total .................... $31,238    $ 3,558     $  --    $34,796      $35,030
    Average rate .........    5.68%      5.98%                5.71%

     Investment Risk. The Company has purchased 1,075,000 Special Warrants and 400,000 common shares of InfoInterActive, Inc. ("IIA") for approximately $2.6 million. IIA is a Canadian company specializing in the development and management of a variety of network-based enhanced services using telephone,
Internet, and wireless data technologies. The Company's total investment approximates 12.6% of the IIA issued and outstanding common shares (after giving effect to the exercise of all outstanding Special Warrants). The Company has classified these equity securities as "available for sale" at the estimated fair value on the balance sheet. This investment is subject to significant fluctuations in fair value due to its volatility of the stock market. An adverse change in stock price of this investment of 10% would result in an unrealized loss of approximately $260,000.

     Foreign Currency Risk. The Company conducts business on a global basis and sells its products in U.S. dollars, except for an occasional sale in British pounds. When the Company is exposed to adverse or beneficial movements in foreign currency exchange rates, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses from the settlement of the related receivables. At October 30, 1999, the Company had no outstanding foreign exchange contracts.

     The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     The Company's exposure to foreign exchange rate fluctuations arises as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements included with this Form 10-K are set forth under Item 14.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per
  share data)                               October 30, 1999    October 31, 1998
--------------------------------------------------------------------------------
Assets
Current Assets:

    Cash and cash equivalents ...............   $ 10,563           $ 23,430
    Short-term investments ..................     34,135             33,760
    Trade receivables, net of allowances
      of $1,872 and $1,919 ..................     16,829             14,566
    Inventories .............................      2,342              5,297
    Other current assets ....................      1,378              1,745
                                                --------           --------
          Total current assets ..............     65,247             78,798
Property and equipment, net .................      4,062              6,653
Intangible assets, net ......................      5,233              6,637
Deposits and other assets ...................      4,212              3,889
                                                --------           --------
                                                $ 78,754           $ 95,977
                                                ========           ========

Liabilities and Stockholders' Equity
Current Liabilities:

    Accounts payable ........................   $  3,866           $  5,985
    Accrued compensation ....................      4,229              4,034
    Patent settlement payable ...............         --              9,200
    Deferred income .........................      3,385              4,394
    Accrued expenses and other liabilities ..      6,500              5,179
    Warranty and retrofit reserves ..........      1,945              1,977
                                                --------           --------
                  Total current liabilities .     19,925             30,769
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.001 par value,
      1,000,000 authorized; none outstanding           --                  --
    Common stock, $.001 par value, 25,000,000
      authorized; 7,171,000 outstanding, and
      capital in excess of par value ........     90,235             90,625
    Treasury stock, 1,206,000 and 597,000
      shares, at cost .......................    (12,915)            (6,867)
    Accumulated deficit .....................    (18,451)           (18,844)
    Accumulated other comprehensive
      income (loss) .........................        (40)               294
                                                --------           --------
                  Total stockholders' equity      58,829             65,208
                                                --------           --------
                                                $ 78,754           $ 95,977
                                                ========           ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended
                                    --------------------------------------------
(In thousands, except per            October 30,  October 31,    November 1,
  share data)                           1999          1998         1997
--------------------------------------------------------------------------------
Net revenue ......................   $  83,323    $  77,587      $ 108,836
Cost and expenses:
    Cost of goods sold ...........      33,882       37,653         45,661
    Research and development .....      16,130       18,062         21,260
    Selling, general and
      administrative .............      34,800       40,212         45,611
    Non-recurring charges ........          --       10,600          3,263
                                     ---------    ---------      ----------
          Total costs and expenses      84,812      106,527        115,795
                                     ---------    ---------      ----------
Operating loss ...................      (1,489)     (28,940)        (6,959)
Other income and expense, net ....       2,422       17,145          6,114
                                     ---------    ---------      ----------
Income (loss) before income taxes          933      (11,795)          (845)
Provision for income taxes .......         540          379            833
                                     ---------    ---------      ----------
Net income (loss) ................   $     393    $ (12,174)     $  (1,678)
                                     =========    =========      ==========

Basic income (loss) per share ....   $    0.06    $   (1.77)     $   (0.24)
                                     =========    =========      ==========
Diluted income (loss) per share ..   $    0.06    $   (1.77)     $   (0.24)
                                     =========    =========      ==========
Shares used for basic income
  (loss) per share ...............       6,245        6,883          6,943
                                     =========    =========      ==========
Shares used for diluted income
  (loss) per share ...............       6,331        6,883          6,943
                                     =========    =========      ==========


   See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Years Ended
                                           ------------------------------------
                                            October 30,  October 31  November 1,
(In thousands)                                  1999        1998        1997
--------------------------------------------------------------------------------
Common stock and capital in excess
    of par value

Balance, beginning of year ......            $ 90,625    $ 90,724     $ 88,774
Shares issued under stock plans .                  --         599        2,015
Issue of treasury shares under
  stock plans ...................                (390)       (698)         (65)
                                             ----------  ----------   ---------
                                             $ 90,235    $ 90,625     $ 90,724
                                             ----------  ----------   ---------
Treasury stock

  Balance, beginning of year ....            $ (6,867)   $ (2,427)    $     --
  Purchase of treasury shares ...              (7,706)     (7,856)      (2,970)
  Issue of treasury shares under
    stock plans .................               1,658       3,416          543
                                             ----------  ----------   ----------
                                             $(12,915)   $ (6,867)    $ (2,427)
                                             ----------  ----------   ---------
  Accumulated deficit

  Balance, beginning of year ....            $(18,844)   $ (6,670)    $ (4,992)
  Net income (loss) .............                 393     (12,174)      (1,678)
                                             ----------  ----------   ---------
                                             $(18,451)   $(18,844)    $ (6,670)
                                             ----------  ----------   ---------

  Accumulated other comprehensive
    income (loss)

  Balance, beginning of year ....            $    294    $     (3)    $    (70)
  Other comprehensive income
    (loss) activity .............                (334)        297           67
                                             ----------  ----------   ---------
                                             $    (40)   $    294     $     (3)
                                             ----------  ----------   ---------

  Note receivable from officer

  Balance, beginning of year                 $  --       $    --      $  (300)
  Loan issued to officer                        --            --            --
  Forgiveness of note                           --            --           300
                                             ---------  ----------   ---------
                                             $  --       $    --      $     --
                                             =========  ==========   =========
                                             $ 58,829    $ 65,208     $81,624
                                             =========  ==========   =========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                        Years Ended
                                          -------------------------------------
                                           October 30,  October 31,  November 1,
(In thousands)                                 1999        1998         1997
--------------------------------------------------------------------------------
Net income (loss) .........................  $    393     $(12,174)    $ (1,678)

Other comprehensive income (loss),
  net of income tax
  Unrealized gain (loss) on investments ...      (261)         274          104
  Foreign currency translation adjustment..       (73)          23          (37)
                                             =========    =========    =========
Comprehensive income (loss) ...............  $     59     $(11,877)    $ (1,611)
                                             =========    =========    =========

     See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                         ---------------------------------------
                                         October 30,   October 31,   November 1,
  (In thousands)                             1999         1998          1997
  ------------------------------------------------------------------------------
Cash and equivalents, beginning of year   $  23,430    $  19,791    $  12,668
                                          ---------    ---------    ---------

Cash flows from operations:

    Net income (loss) .................         393      (12,174)      (1,678)
    Gain on sale of businesses ........          --      (14,302)      (3,598)
    Write-off of IPR&D ................          --        5,000           --
    Depreciation and amortization .....       6,242        7,178        8,740
    Deferred taxes ....................          --         (325)       1,424
    Trade receivables .................      (2,263)       3,293        6,104
    Inventories .......................       2,955          863        2,407
    Other assets ......................       1,194       (2,492)       1,239
    Accounts payable ..................      (2,119)      (1,333)      (2,814)
    Patent settlement payable .........      (9,200)       9,200           --
    Accrued expenses and other
      liabilities .....................         475        2,298          341
                                          ---------    ---------    ---------
                                             (2,323)      (2,794)      12,165
                                          ---------    ---------    ---------
Cash flows used for investing:
    Purchase of short-term
      investments .....................     (77,935)     (50,195)    (127,579)
    Proceeds from sale and maturities
     of short-term investments ........      77,299       48,971      129,829
    Proceeds from CPE sale ............          --       26,849           --
    Purchase of property and
      equipment .......................      (2,320)      (3,017)      (6,203)
    Increase in intangible assets .....          --           --         (458)
    Acquisition of TTC ................          --      (11,558)          --
                                          ---------    ---------    ---------
                                             (2,956)      11,050       (4,411)
                                          ---------    ---------    ---------
Cash flows from financing:
    Proceeds from sale of common
      stock ...........................       1,268        3,317        2,493
    Purchase of treasury shares .......      (7,706)      (7,856)      (2,970)
    Increase in restricted cash .......      (1,150)          --           --
    Principal payments on capital
      leases ..........................          --          (78)        (154)
                                          ---------    ---------    ---------
                                             (7,588)      (4,617)        (631)
                                          ---------    ---------    ---------
Net change in cash and equivalents ....     (12,867)       3,639        7,123
                                          =========    =========    =========
Cash and equivalents, end of year .....   $  10,563    $  23,430    $  19,791
                                          =========    =========    =========

Supplemental Data:

     Interest (paid) ..................   $     (14)   $    (100)   $     (98)
     Income taxes paid ................   $     225    $     226    $     599

    See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS OPERATIONS

     Centigram designs, manufactures and markets unified communications, messaging, Internet- and WAP-enabled call management services to wireless, wireline and Internet service providers. In addition to these products, the Company offers installation, training, consulting, and post-contract support services to its customers. The principal geographic markets for the Company's products are North America, Latin America, the Pacific Rim, and Europe. The Company sells primarily through its direct sales force to telecommunications service providers, Bell Operating Companies, and independent telephone companies.

SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries after eliminating all significant intercompany accounts and transactions.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition. Revenue from sales of the Company's products is generally recognized upon shipment to customers. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies and experience. In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" which became effective for the Company in fiscal 1999. The adoption of this statement did not have a significant impact on the Company's results of operations.

     Warranty. The Company generally warrants its products for one year. A provision for estimated future warranty costs is recorded at the time of revenue recognition.

     Research and Development. Research and Development expenses include costs of developing new products and processes as well as design and engineering costs. Such costs are charged to expense as incurred. Product customization costs incurred pursuant to customer orders and/or contracts are included in cost of sales. Development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No.86 (FAS 86).

     Cash Equivalents and Short-term Investments. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of acquisition and are carried at cost plus accrued interest, which approximates fair value. Short-term investments have an initial maturity of greater than three months and are carried at fair value.

     Restricted Cash. At October 30, 1999, $1,150,000 was pledged as collateral on outstanding letters of credit related to bid and performance bonds and was classified as restricted cash on the balance sheet and grouped with deposits and other assets.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Depreciation expense was approximately $4.8 million, $6.9 million, and $8.4 million in fiscal 1999, 1998 and 1997, respectively.

     Intangible Assets. Intangible assets consist of patent license acquisition costs and goodwill and are stated at cost. Patent license costs are being amortized over ten years, the estimated useful lives of the patents. During fiscal 1998 the Company purchased substantially all the assets of The Telephone Connection, Inc. ("TTC") including purchased intangibles which will be amortized over their estimated useful lives, ranging from three to seven years. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset is not fully recoverable, as determined by the undiscounted cash flows of the acquired business or the related products over the remaining amortization period, the Company would reduce these asset's carrying value to net realizable value. Intangible amortization expense was approximately $1.4 million, $0.3 million, and $0.3 million in fiscal 1999, 1998 and 1997, respectively.

     Foreign Currency Translation. The Company's international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Translation adjustments are recorded in other comprehensive income (loss), which is a separate component of stockholders' equity.

     Derivative Financial Instruments. The Company uses derivative financial instruments to reduce financial market risks and as a matter of policy does not engage in speculative or trading transactions. The Company enters into foreign exchange forward contracts to hedge certain receivables denominated in foreign currencies. The Company's accounting policies for these instruments are based on the Company designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on these contracts are designated and effective as hedges and are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in the current period.

     Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or is recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective as of the beginning of the Company's fiscal year 2001. The Company is currently evaluating the impact of SFAS 133 on its financial statements and related disclosures.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITION AND DIVESTITURE

     In June 1998, the Company purchased substantially all of the assets of The Telephone Connection, Inc. ("TTC") for approximately $11.6 million in cash, including transaction costs of $0.4 million. The acquisition has been accounted for using the purchase method of accounting with the purchase price being allocated as follows:

(In thousands)
--------------------------------------------------------------------------------
Fixed assets .............................................   $   600
Purchased IPR&D charged to operations in the quarter ended
  August 1, 1998 .........................................     5,000
Purchased technology and other intangible assets .........     2,600
Goodwill .................................................     3,400
                                                             --------
                                                             $11,600
                                                             ========

     Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, ranging from three to seven years. The operating results of TTC which have not been material in relation to those of the Company, have been included in consolidated financial statements from the acquisition date.

     In-Process Research and Development. Management estimates that $5.0 million of the purchase price represents purchased IPR&D that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the third quarter of fiscal 1998 following consummation of the acquisition. The value assigned to purchased IPR&D, based on a valuation prepared by a third-party appraisal, was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased IPR&D projects.

     Developed Technology. To determine the value of the developed technology of $2.2 million the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

     Assembled Work Force. To determine the value of the assembled work force of $0.4 million the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs to recruit and interview candidates, as well as the cost to train new employees.

     Revision of Purchase Price Allocation. Subsequent to the acquisition and the issuance of the Company's condensed financial statements for the quarter ended August 1, 1998, the staff of the SEC in its September 9, 1998 letter to the American Institute of Certified Public Accountants set forth their views on the valuation of IPR&D. The Company reallocated the previously reported purchase price based on its understanding and interpretations of the issues set forth in the aforementioned letter. The reallocation reduced the amount previously written-off as IPR&D from $8.4 million to $5.0 million and increased goodwill and other intangible assets by the same amount.

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

PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma consolidated results of operations for the Company's last three fiscal years assumes the TTC acquisition and the CPE Sale occurred at the beginning of fiscal 1997. These pro forma results also reflect the amortization of purchased TTC tangible and intangible assets and exclude the gain realized on the CPE sale and the write-off of TTC in-process research and development. This pro forma information is not necessarily indicative of the results that would actually have been reported had the sale and purchase transactions underlying the pro forma adjustments actually been consummated on such dates, nor is it necessarily indicative of future operating results.

(In thousands, except per share data)          1999      1998         1997
--------------------------------------------------------------------------------
Net revenue .............................   $ 83,323   $ 66,690    $ 70,789
Net income (loss) .......................   $    393   $(23,996)   $(15,045)
Basic and diluted income (loss) per share   $   0.06   $  (3.49)   $  (2.17)

INCOME (LOSS) PER SHARE

     During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For fiscal 1999, basic net income per share was based on the weighted average number of shares of Centigram common stock outstanding during the period and diluted net income per share further included the effect of stock options outstanding which were dilutive. Options to purchase approximately 1,384,000 shares of common stock were outstanding during 1999, but were not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For fiscal 1998 and 1997, net loss per share was computed using only the weighted average number of shares of Centigram common stock outstanding during the period.

     The details of these computations are as follows:

(In thousands, except per share data)           1999       1998        1997
--------------------------------------------------------------------------------
Net income (loss) .........................   $  393    $ (12,174)   $(1,678)
                                              ========  ==========   =========

Weighted average shares outstanding .......    6,245       6,883       6,943
Effect of dilutive securities:
  Shares issued upon exercise of dilutive
  outstanding stock options .............         86          --          --
                                              -------  ----------   ---------
Adjusted weighted average shares ..........    6,331       6,883       6,943
                                              =======  ==========   =========

Basic income (loss) per share .............   $ 0.06   $   (1.77)    $ (0.24)
                                              =======  ==========   =========
Diluted income (loss) per share ...........   $ 0.06   $   (1.77)    $ (0.24)
                                              =======  ==========   =========



RISK AND UNCERTAINTIES

     Supplies/Source of Supply. The Company's manufacturing operations consist primarily of final assembly and test and quality control of materials, components, sub-assemblies and systems. The Company's hardware and software product designs are proprietary but use industry-standard hardware components and an industry-standard, real time, multi-tasking operating system. The Company presently uses third parties to perform printed circuit board and subsystem assembly. Although the Company generally uses standard parts and components for its products, certain of these parts and components are available only from sole source vendor or from limited sources. The Company to date has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. However, the inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would have a material adverse effect on the Company's operating results.

     Diversification of Credit Risks and Off-balance-sheet Risks. The Company's investments and trade receivables subject the Company to certain credit risks. The Company maintains cash and investments in various financial instruments, and maintains policies establishing credit and concentration criteria for such assets and limiting the exposure to any one institution or guarantor. Cash equivalents and short-term investments at October 30, 1999 consisted primarily of commercial paper, U.S. government and agency bonds and corporate debt obligations. The Company sells primarily to telecommunications service providers, Bell Operating Companies, and independent telephone companies. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. At October 30, 1999, five customers represented approximately 77% of trade receivables.

     From time to time the Company enters into foreign exchange forward contracts to hedge customer receivables denominated in foreign currencies. The counterparties to such contracts are major financial institutions and the Company's policy is to not require collateral. At October 30, 1999, the Company had no outstanding foreign exchange contracts.

INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS

     Management determines the appropriate classifications of securities at the time of the investment purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investments as "available for sale" at the estimated fair value with unrealized gains and losses reported in other comprehensive income (loss) as a separate component of stockholders' equity. Investment income is recorded using an effective interest rate for each investment, which includes interest earned and an amortization or accretion of each investment's associated premium or discount over the term of the investment. Realized gains or losses (which have been immaterial to date), using the specific identification method, and declines in value judged to be other than temporary are also included in investment income. The fair values of the Company's investments are based on quoted market prices at the balance sheet date, where available.

     Investments at October 30, 1999 were as follows:

                                                   Gross      Gross
                                     Amortized Unrealized  Unrealized  Estimated
(In thousands)                          Cost      Gains      Losses   Fair Value
--------------------------------------------------------------------------------
U.S. government and agency
  obligations .....................  $  6,117    $   --    $   (14)   $  6,103
Corporate debt securities .........     7,946        --        (16)      7,930
Commercial paper ..................    20,703       264         --      20,967
Temporary cash investments ........        30        --         --          30
                                     --------    ------    --------   ---------
Total debt securities .............    34,796       264        (30)     35,030
                                     --------    ------    --------   ---------
InfoInterActive securities ........     2,646        --       (153)      2,493
                                     --------    ------    --------   ---------
Total available-for-sale securities    37,442       264       (183)     37,523
Less amounts classified as cash
    equivalents ...................    (3,388)       --         --      (3,388)
                                     --------    ------    --------   ---------
                                     $ 34,054    $  264    $  (183)   $ 34,135
                                     ========    ======    ========   =========


     Contractual maturities of available-for-sale securities at October 30, 1999 are as follows:

                                         Amortized        Estimated
(In thousands)                              Cost         Fair Value
--------------------------------------------------------------------------------
Due in one year or less .                 $  3,388       $  3,388
Due in one to three years                   34,054         34,135
                                          --------       ---------
                                          $ 37,442       $ 37,523
                                          ========       =========

     In September 1999, the Company purchased 1,075,000 Special Warrants of InfoInterActive Inc. ("IIA") for approximately $2.0 million. IIA is a Canadian company specializing in the development and management of a variety of network-based enhanced services using telephone, Internet, and wireless data technologies. Each Special Warrant is exercisable into one common share and one-half of a share Purchase Warrant. Each whole Purchase Warrant is exercisable into one common share at a price of $3.00 (Canadian) per share, expiring March 3, 2001. In the fourth quarter fiscal 1999 the Company purchased an additional 400,000 common shares of IIA for approximately $0.6 million. The Company's total investment approximates 12.6% of the IIA issued and outstanding common shares (after giving effect to the exercise of all outstanding Special Warrants). IIA stock is publicly traded on the Toronto Stock Exchange. The Company has accounted for these equity securities on the cost method and has classified these securities as "available for sale" at the estimated fair value.

     Investments at October 31, 1998 were as follows:

                                        Gross       Gross             Estimated
                                     Amortized Unrealized  Unrealized    Fair
(In thousands)                          Cost      Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. government and agency
   obligations  .....................$ 10,500      $   49    $    --  $ 10,549
Corporate debt securities ...........   6,188          45         --     6,233
Commercial paper ....................  19,809         248         --    20,057
Temporary cash investments ..........      46          --         --        46
                                      --------      -------   --------  --------
Total available-for-sale securities .  36,543         342         --    36,885
Less amounts classified as cash
    equivalents .....................  (3,125)         --         --    (3,125)
                                       ========     =======   ========  ========
                                     $ 33,418      $  342     $   --   $33,760
                                       ========     =======   ========  ========


NOTE RECEIVABLE

     In December 1996, the Company entered into two 12-year leases for approximately 225,000 square feet of office space in San Jose, California. In January 1998, the Company and the developer of the property terminated these leases. As a condition of this termination agreement, the Company loaned the developer approximately $2.2 million at 9% interest. This unsecured 10-year loan will be fully amortized by monthly payments of $28,409, including principal and interest, commencing in March 1998. At October 30, 1999, the remaining balance on the note was approximately $2.0 million and this balance is included in deposits and other assets.

LINES OF CREDIT

     In August 1999, the Company entered into a line of credit agreement ("Credit Agreement") with a third party financial institution. Under the terms of the Credit Agreement, the Company pledged certain assets, held in a trust account, as collateral for the line of credit. The credit line was limited to the lesser of $1.5 million or 50% of the fair market value of the assets held in trust, with interest payable at LIBOR plus 1% per annum (5.4% as of October 30, 1999). The Company could substitute, replace or add additional assets to the trust account and earned a quarterly dividend of 1.0% of the average fair market value of the assets held in trust less the outstanding balance of the line of credit. As of October 30, 1999, the Company placed in the trust account 900,000 of its common treasury shares with a fair market value of $8,550,000, and no amounts were outstanding under the credit line. The amount of dividend income in fiscal 1999 was not material. The Company terminated the Credit Agreement in December 1999. See the discussion under "Subsequent Event" for a description of the circumstances resulting in the termination of the Credit Agreement.

     The Company also has bank contracts allowing it to enter into foreign currency spot and future exchange transactions in amounts not to exceed $10.0 million outstanding at one time.

BALANCE SHEET COMPONENTS

  (In thousands)                                         1999            1998
--------------------------------------------------------------------------------
Inventories

Raw materials .......................................  $    505        $  1,198
Work-in-process .....................................     1,134           1,793
Finished goods ......................................       703           2,306
                                                       ---------       ---------
                                                       $  2,342        $  5,297
                                                       =========        ========
Property and equipment

Equipment ...........................................  $ 32,380        $ 33,527
Furniture and fixtures ..............................     3,528           4,106
Leasehold improvements ..............................     2,653           2,661
                                                       --------        ---------
                                                         38,561          40,294
Less accumulated depreciation
  and amortization ..................................   (34,499)        (33,641)
                                                       ========        =========
                                                       $  4,062        $  6,653
                                                       ========        =========
Intangible assets

Goodwill ............................................  $  3,373        $  3,373
Patent licenses .....................................     1,350           1,350
Developed technology and other ......................     2,590           2,590
                                                       --------        ---------
                                                          7,313           7,313
Less accumulated amortization .......................    (2,080)           (676)
                                                       ========        =========
                                                       $  5,233        $  6,637
                                                       ========        =========
Accrued expenses and other
  liabilities

Accrued expenses ....................................  $  6,095        $  4,664
Other liabilities ...................................       405             515
                                                       ========        =========
                                                       $  6,500        $  5,179
                                                       ========        =========


COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its facilities and certain equipment under noncancellable operating leases expiring through 2007. Leases for the Company's two principal operating facilities, its headquarters facility and operations facility, require the Company to pay property taxes, insurance premiums and normal maintenance costs, and contain provisions for rental adjustments.

     Future minimum lease payments under noncancellable operating leases are as follows for the following years:

                   (In thousands)                  Operating Leases
            --------------------------------------------------------------
                        2000                              $2,724
                        2001                               2,480
                        2002                               2,407
                        2003                               2,261
                        2004 and beyond                    6,264
                                                        ---------
                        Total minimum payments           $16,136
                                                        =========

     Rent expense totaled approximately $3.0 million, $3.0 million, and $2.5 million for years 1999, 1998 and 1997, respectively.

     Letters of Credit. The Company enters into letters of credit as performance securities for certain sales contracts. Various standby letters of credit totaling approximately $1,150,000 were outstanding as of October 30, 1999. In connection with these letters of credit, the Company was required to pledge $1,150,000 as collateral. The pledged collateral is classified as restricted cash as of October 30, 1999.

     Litigation. The Company from time to time has received letters from other parties, including competitors of the Company, that make allegations of patent infringement. Certain lawsuits have also arisen from time to time in the ordinary course of business. In December 1997, representatives of Lucent Technologies ("Lucent") informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent. The Company evaluated the assertions of Lucent and in the third quarter of fiscal 1998 accrued $7.6 million. Of this amount, $5.6 million was recorded as a non-recurring charge and $2.0 million, which is attributable to the CPE business, was recorded against the gain on the transaction and included in other income. In October 1998, the Company signed an intellectual property cross-licensing agreement with Lucent and in November 1998, paid Lucent $9.2 million. A portion of the settlement agreement amount totaling $1.6 million was recorded as prepaid royalties and will be amortized to cost of goods sold over the future royalty period. In October 1998, CASA, a distributor of the Company, brought suit against the Company alleging wrongful termination of their distribution agreement and other claims. In October 1999, the Company settled this dispute by agreeing to pay CASA $700,000, including past due commissions on prior sales. This amount is accrued as of October 30, 1999, and is classified as a component of Accrued expenses and other liabilities.

     For a description  of a lawsuit  commenced by the  Securities  and Exchange
Commission against a lender to the Company which involves shares of the Company's treasury stock, see "Subsequent Event" note.

COMPREHENSIVE INCOME (LOSS)

     In the first quarter of fiscal 1999, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

     The following are the components of accumulated other comprehensive  income
(loss), net of related tax:

(In thousands)                                1999         1998          1997
--------------------------------------------------------------------------------
Unrealized gain (loss) on investments ....... $  81        $ 342        $  68
Foreign currency translation adjustments ....  (121)         (48)         (71)
                                             --------     --------     --------
                                              $ (40)       $ 294        $  (3)
                                             ========     ========     ========

STOCKHOLDERS' EQUITY

     Common Stock. The Company had 7,171,000 shares outstanding for fiscal 1999 and 1998, respectively.

     Shares Authorized. The Company has authorized but unissued shares of 2,522,000 and 152,000 common shares for the Company's Stock Option Plans and the Employee Stock Purchase Plan, respectively, at October 30, 1999.

     Treasury Stock. In April 1997, the Company's Board of Directors authorized a stock repurchase program whereby up to one million shares of its common stock may be repurchased in the open market from time-to-time. An additional 500,000 and 1,000,000 shares were authorized in fiscal 1998 and 1999, respectively. The Company purchased 759,000, 659,000 and 243,000 shares in fiscal 1999, 1998 and 1997, respectively, at a total cost of approximately $18.5 million. Pursuant to a credit facility, the Company pledged 900,000 shares of its treasury stock. See "Lines of Credit" and "Subsequent Event" notes.

     Stockholder Rights Plan. The Company has adopted a Stockholder Rights Plan (the Rights Plan) which is intended to protect stockholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Company declared a dividend distribution of one Preferred Share Purchase Right (the Purchase Right) for each outstanding share of the Company's common stock held at the close of business on November 30, 1992. Each Purchase Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $115.00. The Purchase Rights separate from the common stock and become exercisable by the holders and are redeemable by the Company on various dates and in certain situations as defined in the Rights Plan. The Purchase Rights expire November 30, 2002.

STOCK AND BENEFIT PLANS

     Employee Stock Purchase Plan. The Company's 1991 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows eligible employees through payroll deduction to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period, or such other offering period as determined by the Board of Directors but at no time to exceed 27 months. Approximately 85,000 and 100,000 shares were issued under the Purchase Plan at average prices of $8.14 and $10.07 per share in 1999 and 1998, respectively.

     Stock Option Plans. The Company has in effect two stock option plans: the 1997 Stock Plan (the 1997 Plan) and the 1995 Nonstatutory Stock Option Plan (the 1995 Plan).

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

     A summary of stock option plan transactions follows:

                                                      Outstanding Options
                                               --------------------------------
                            Shares Available                   Weighted Average
(Shares in thousands)          For Options      Outstanding     Exercise Price
--------------------------------------------------------------------------------
November 2, 1996 ...........       163            1,331          $   17.22
                                --------        ---------        -----------
Additional shares authorized     1,002               --                 --
Granted ....................    (2,027)           2,027              12.68
Exercised ..................        --             (127)              9.42
Expired ....................      (187)              --                 --
Canceled ...................     1,272           (1,272)             16.33
                                --------        ---------        -----------
November 1, 1997 ...........       223            1,959              13.62
                                --------        ---------        -----------
Additional shares authorized       705               --                 --
Granted ....................    (1,088)           1,088              11.45
Exercised ..................        --             (222)             10.41
Expired ....................      (457)              --                 --
Canceled ...................     1,321           (1,321)             14.19
                                --------        ---------        -----------
October 31, 1998 ...........       704            1,504              10.44
                                --------        ---------        -----------
Additional shares authorized       400               --                 --
Granted ....................      (714)             714               7.94
Exercised ..................        --              (69)              9.67
Expired ....................       (18)              --                 --
Canceled ...................       342             (342)             11.03
                                --------        ---------        -----------
October 30, 1999 ...........       714            1,807          $    9.70
                                ========        =========        ===========

                                              Outstanding Options
                                   ---------------------------------------------
                                    Exercisable           Weighted Average
(Shares in thousands)                                    Exercise Price
--------------------------------------------------------------------------------
Options exercisable at:

  November 1, 1997 ...............      504                  $   14.72
  October 31, 1998 ...............      328                  $   10.85
  October 30, 1999 ...............      697                  $   10.46

     The following tables summarize information about options outstanding at October 30, 1999:

                   Outstanding Options                     Exercisable options
-----------------------------------------------------  -------------------------
                                Weighted
                                average     Weighted                   Weighted
                   Number of   contractual   average    Number of       average
   Range of          shares       life      exercise      shares       exercise
Exercise Prices   outstanding   (in years     price     exercisable      price
-----------------------------------------------------   ------------------------
 $ 7.25 - 7.25      432,314       9.10      $ 7.25        58,262      $   7.25
  8.50 - 10.00      175,890       8.44        9.41        64,828          9.54
 10.13 - 10.13      772,802       8.51       10.13       298,452         10.13
 10.38 - 12.63      371,913       7.51       10.97       229,233         10.93
 12.75 - 21.50       53,926       5.83       15.46        46,343         15.56
                  ----------                            ----------
$ 7.25 - 21.50    1,806,845       8.34      $ 9.70       697,118      $  10.46
                  ==========                            ==========

     These options will expire if not exercised at specific dates ranging from November 1998 to October 2008.

     Stock Based Compensation. As permitted under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards since the exercise price of such grants were at the market price of the Company's stock on the date of such grants.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a
Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                  Option Plans             Purchase Plans
                           ------------------------  --------------------------
                            1999    1998    1997       1999     1998    1997
---------------------------------------------------  --------------------------
Expected life in years ..   4.0     4.0     4.0         0.5     0.5     0.5
Expected stock price
  volatility factors ...    0.6     0.6     0.6         0.6     0.6     0.5
Risk-free interest rate
  percentage ........       4.9     5.5     6.0         4.9     5.5     5.4

     For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the options' vesting period for Option Plans and the six-month purchase period for the Purchase Plan.

     The Company's reported and pro forma information follows:

(In thousands, except per share data)         1999          1998         1997
--------------------------------------------------------------------------------
Net income (loss) - as reported ...        $    393       $(12,174)    $ (1,678)
Net income (loss) - pro forma .....        $ (1,042)      $(14,027)    $ (6,427)
Diluted income (loss) per share
  - as reported ...................        $   0.06       $  (1.77)    $   (.24)
Diluted income (loss) per share
  - pro forma .....................        $  (0.17)      $  (2.04)    $   (.93)

     The weighted-average estimated fair value of employee stock options granted were $5.46, $6.77 and $6.89 per share for fiscal 1999, 1998 and 1997, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Purchase Plan were $3.69, $4.25, and $4.30, for fiscal 1999, 1998 and 1997, respectively.

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

     In June 1998, the Company offered all employees and directors the option to reprice their stock options to the then-current market price with a restart of the options vesting periods. As a result of this offer, 904,000 shares of common stock with a weighted average exercise price of $16.21 per share were canceled or amended to stock options with an exercise price of $10.13 per share.

     Employee Benefit Plan. The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, all eligible employees may defer from 1% to 20% of their pre-tax compensation, but not more than statutory limits. The Company is allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. In December 1996 the Board of Directors approved a matching program, not to exceed $500 per eligible employee. Company contributions of $843,000 were made through fiscal 1999. The Company contributed $130,000, $181,000, and $205,000, in 1999, 1998 and 1997, respectively.

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

OTHER INCOME AND EXPENSE, NET

     Other income and expense, net consists of:

 (In thousands)                              1999         1998         1997
--------------------------------------------------------------------------------
Investment income .......................  $  2,504     $  3,053    $  2,645
Interest expense ........................       (14)        (100)       (103)
Other ...................................       (68)      14,192       3,572
                                           =========    =========   ==========
                                           $  2,422     $ 17,145    $  6,114
                                           =========    =========   ==========

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

INCOME TAXES

     Income tax provisions have been determined in accordance with statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS
109). The components of the provision for income taxes are as follows:

(In thousands)                            1999              1998         1997
--------------------------------------------------------------------------------
Federal

    Current ......................      $    (60)      $   421         $(1,475)
    Deferred .....................           325          (325)          2,023
State

    Current ......................            41            83              35
Foreign
    Current ......................           234           200             250
                                        --------       ---------       --------
                                        $    540       $   379         $   833
                                        ========       =========       ========

     The total provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                 1999         1998       1997
         -----------------------------------------------------------------------
Income tax (benefit) computed at
  federal statutory rate .....................   34.0%      (34.0)%     (34.0)%
State taxes, net of federal benefit ..........    3.0         0.5         2.7
Foreign taxes ................................   25.1         1.7        29.6
Goodwill amortization ........................     --          --        36.0
Adjustment to valuation allowance ............   (9.9)       33.5        49.0
Other individually immaterial items ..........    5.7         1.5        15.3
                                                 ------     -------     -------
Effective tax rate ...........................   57.9%        3.2%       98.6%
                                                 ======     =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

(In thousands)                                 1999       1998
--------------------------------------------------------------------------------
Deferred tax liabilities

Difference in accounting periods ........   $ (1,593)   $ (1,660)
Deferred tax assets
Net operating loss carryforwards ........      1,471         867
Tax credit carryforwards ................      3,281       3,410
Fixed assets ............................      2,595       2,750
Allowance for doubtful accounts .........        675         740
Other accruals and reserves not currently
  deductible for tax purposes ...........      7,400       8,354
Inventory valuation accounts ............         90         203
Other ...................................         --          41
                                            ---------   ---------
                                              15,512      16,365

Valuation allowance .....................    (13,919)    (14,380)
                                            ---------   ---------
                                               1,593       1,985

                                            ---------   ---------
Total deferred taxes ....................   $     --    $    325
                                            =========   =========


     The change in the valuation allowance was a net decrease of $461,000, and a net increase of $5,091,000, and $2,933,000, for 1999, 1998 and 1997,
respectively. Approximately $1,267,000 of the valuation allowance is related to stock options, the benefits of which will be credited to additional paid-in capital when realized.

     As of October 30, 1999, the Company has federal tax net operating loss carryforwards of approximately $4,265,000, which will expire beginning in 2001 through 2018, if not utilized. Also available at October 30, 1999 are tax credit carryforwards for federal and state income tax purposes of approximately $1,916,000 and $2,067,000, respectively, which will expire beginning in 2002 if not utilized. Utilization of a portion of the federal net operating loss carryforwards and the deduction equivalent of approximately $118,000 of tax credit carryforwards are limited, due to the application of the change in ownership provisions of Sections 382 and 383 of the internal Revenue Code of 1986, as amended.

OPERATING SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended October 30, 1999. SFAS 131 establishes standards for the reporting of operating segment information in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment: the design, manufacture and marketing of enhanced services for the service provider market. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

     Sprint accounted for approximately 16% of net revenue in fiscal 1999. No customer represented more than 10% of net revenue in fiscal years 1998 and 1997. A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers, representing a combination of major distributors and service providers, accounted for approximately 45%, 32%, and 28% of the Company's net revenue in fiscal 1999, 1998 and 1997, respectively, although the Company's five largest customers were not the same in these periods.

     The Company operates in four geographic regions: the United States, Caribbean and Latin America (CALA), Europe, Middle East and Africa (EMEA), and Asia Pacific. Sales were made from the United States and export sales were 36%, 46%, and 44% of net sales in 1999, 1998, and 1997, respectively. However, virtually all products are developed and produced in the United States and are exported for foreign sales. Further, virtually all assets are in the United States (including CALA, which is managed out of the Miami office) as shown in the following tables.

         (In thousands)                  1999       1998         1997
------------------------------------------------------------------------
Operating income (loss)

    United States .................   $  8,724    $(18,183)   $  2,155
    CALA ..........................     (3,272)     (3,212)     (2,643)
    EMEA ..........................     (2,978)     (3,267)     (3,042)
    Asia Pacific ..................     (3,963)     (4,278)     (3,429)
                                      ---------   ---------   ---------
Total operating income ............   $ (1,489)   $(28,940)   $ (6,959)
                                      =========   =========   =========

Long-lived assets

    United States .................   $  3,858    $  6,281    $ 12,538
    CALA ..........................         86         132         167
    EMEA ..........................         92          95          36
    Asia Pacific ..................         26         145         152
                                      ---------   ---------   ---------
Total long-lived assets ...........   $  4,062    $  6,653    $ 12,893
                                      =========   =========   =========

All other identifiable assets

    United States .................   $ 73,355    $ 87,774    $ 85,667
    CALA ..........................         --          --          --
    EMEA ..........................        509          87         367
    Asia Pacific ..................        828       1,463         993
                                      ---------   ---------   ---------
Total all other identifiable assets   $ 74,692    $ 89,324    $ 87,027
                                      ---------   ---------   ---------
Total identifiable assets .........   $ 78,754    $ 95,977    $ 99,920
                                      =========   =========   =========

QUARTERLY FINANCIAL DATA (UNAUDITED)


(In
thousands,
except                                            Net Income (Loss)
per                         Operating            ------------------    Stock
share     Net       Gross    Income                  Per             Price Range
data)   Revenue    Margin    (Loss)    Amount     Share(1) Shares(1)   High-Low
--------------------------------------------------------------------------------
  1999
Q1     $20,233    $11,299   $(1,174)   $  (679)   $ (.10)  6,572  $ 12.00 - 7.06
Q2      20,835     12,067      (752)      (192)     (.03)  6,332    12.00 - 7.25
Q3      21,016     11,910      (650)      (175)     (.03)  6,071    10.13 - 8.00
Q4      21,239     14,165     1,087      1,439       .24   6,111    12.00 - 8.50
       ----------------------------------------
       $83,323    $49,441  $ (1,489)   $   393    $  .06   6,331  $ 12.00 - 7.06
       ========================================

  1998 (as reported)
Q1    $ 18,158   $  9,087  $ (6,626)   $(5,978)   $ (.85)  7,016  $ 18.00-11.06
Q2      21,202     11,049    (5,147)    (4,606)     (.66)  6,996    14.06-11.63
Q3 (2)  18,143      9,306   (15,176)      (266)     (.04)  6,885    13.75-10.13
Q4      20,084     10,492    (1,991)    (1,324)     (.20)  6,634     11.50-5.63
      ----------------------------------------
      $ 77,587   $ 39,934  $(28,940)  $(12,174)  $ (1.77)  6,883  $  18.00-5.63
      ========================================

  1998 (Pro Forma) (3)
Q1    $ 12,816   $  6,023   $ (7,540)  $ (6,876)  $ (.98)   7,016
Q2      15,524      7,821     (6,210)    (5,658)    (.81)   6,996
Q3 (2)  18,266      9,242    (10,753)   (10,138)   (1.47)   6,885
Q4      20,084     10,492     (1,991)    (1,324)    (.20)   6,634
      ----------------------------------------
      $ 66,690   $ 33,578   $(26,494)  $(23,996) $ (3.49)   6,883
      ========================================

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

     (3) The pro forma information represents the combined results of operations of the Company, plus TTC, as adjusted to reflect the amortization of intangible assets acquired in the purchase, less the CPE Sale, as if each of these transactions had occurred at the beginning of fiscal 1998. The pro forma statements exclude the gain realized on the CPE Sale and exclude the non-recurring charge of the write-off of the IPR&D acquired in the TTC transaction. This summary does not purport to be indicative of what operating results would have been had these transactions been made as of the beginning of fiscal 1998 nor are they necessarily indicative of future operating results.

-------------------

     The Company's Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market System under the symbol CGRM. As of October 30, 1999, there were approximately 324 stockholders of record. The Company has not paid and does not anticipate paying cash dividends on its common stock in the foreseeable future.

SUBSEQUENT EVENT (UNAUDITED)

     In November 1999 the Securities and Exchange Commission commenced a civil action against Credit Bancorp, N.V. and certain entities and individuals affiliated with it, alleging numerous violations of the federal securities laws relating to Credit Bancorp's "insured credit facility program." The Company entered into a credit facility with Credit Bancorp in August 1999. The SEC alleges that the Credit Bancorp defendants induced investors to place restricted securities in trust accounts with Credit Bancorp, which securities Credit Bancorp improperly either sold or used to obtain margin loans and converted the proceeds. While the Company is not identified as an investor in the SEC complaint, the Credit Bancorp credit facility entered into by the Company is similar to the "insured credit facility" described in the SEC complaint and the SEC recognizes the Company as an investor in the insured credit facility program.

     Pursuant to the credit facility, the Company pledged 900,000 shares of its treasury stock to Credit Bancorp as security for borrowings under the credit facility. Credit Bancorp agreed that the Centigram treasury shares were to be placed in a trust account and were not to be sold, pledged, margined or otherwise transferred. Contrary to the express terms of the credit facility, Credit Bancorp placed at least 675,000 Centigram treasury shares in margin accounts and these treasury shares secure outstanding margin loans. In December 1999 the Company terminated the Credit Bancorp credit facility and demanded the return of the treasury shares. The Company did not borrow any funds under the Credit Bancorp credit facility. For a description of certain terms of the Credit Bancorp credit facility, see "Lines of Credit" note.

     Upon the request of the SEC, the United States District Court for the Southern District of New York issued a temporary restraining order against the Credit Bancorp defendants prohibiting any further violation of the federal securities laws. The court appointed a fiscal agent to review and approve future Credit Bancorp transactions, including the sale of any securities pledged by its customers. The fiscal agent has reported to the Company that none of the 900,000 treasury shares has been sold by Credit Bancorp and that all Centigram treasury shares remain in Credit Bancorp brokerage accounts. The court also froze the assets of the Credit Bancorp defendants, including the Centigram treasury shares. In connection with its action against the Credit Bancorp defendants, the SEC has subpoenaed the Company to produce all documents relating to its Credit Bancorp credit facility. The Company has and intends to cooperate fully with the SEC.

     The fiscal agent has advised the Company that he believes that as of December 29, 1999 Credit Bancorp had approximately $173,000,000 in assets and that the shortfall between the aggregate amount invested by all Credit Bancorp customers in the insured credit facility program and available assets is approximately $50,000,000. Based upon the SEC's prior practice, it is likely that the SEC will request the court to allocate the available assets pro rata among all the Credit Bancorp customers. In that event, the Company may have to bear a portion of the aggregate loss suffered by the Credit Bancorp customers even though none of the treasury shares has been sold. The Company will request the court to direct the fiscal agent to return the Centigram treasury shares without any contribution or other payment by the Company. The Company cannot predict with any certainty whether the court will grant its request for the return of the treasury shares.

     Any shortfall between the aggregate amount invested by Credit Bancorp customers in the insured credit facility program and available Credit Bancorp assets may be reduced by the availability of insurance. Credit Bancorp maintained insurance policies through Lloyd's of London that may provide coverage for some or all of the losses. The fiscal agent has made a claim against these insurance policies. It is uncertain, however, whether the insurer will acknowledge coverage, whether the insurance would cover all losses and, if covered, when insurance proceeds would be available. Any shortfall may also be reduced to the extent the SEC is able to recover from the individual defendants any proceeds from the improper sales and margin loans. However, it is not possible to predict with any certainty whether the SEC will be successful in recovering any proceeds from the individual defendants.

     Given the uncertainties relating to the aggregate amount of the loss suffered by, and the assets available to satisfy the claims of, the Credit Bancorp customers, including the availability of insurance, and the actions the court may take with respect to the distribution of the available assets, the Company cannot predict with any certainty whether it will be required to bear a portion of the aggregate loss suffered by Credit Bancorp customers. If the Company does not fully recover its treasury shares, it is anticipated that such loss will be reflected within stockholders' equity and, possibly, as a reduction in per share earnings available for common shareholders.

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
CENTIGRAM COMMUNICATIONS CORPORATION

     We have audited the accompanying consolidated balance sheets of Centigram Communications Corporation as of October 30, 1999 and October 31, 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the three years in the period ended October 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centigram Communications Corporation at October 30, 1999 and October 31, 1998 and the consolidated results of its operations and its cash flows for the three years in the period ended October 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California
November 23, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on March 28, 2000, under the headings "Proposal No. 1" and "Management".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 28, 2000, under the heading "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 28, 2000, under the heading "Security Ownership of Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled to be held on March 28, 2000, under the heading "Certain Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF CENTIGRAM Page COMMUNICATIONS CORPORATION ARE INCLUDED IN ITEM 8:

          Report of Independent Auditors  ................................   40

          Consolidated Balance Sheets--October 30, 1999 and
            October 31, 1998  ............................................   20

          Consolidated Statements of Operations--Years ended
            October 30, 1999, October 31, 1998, and November 1, 1997......   21

          Consolidated Statements of Stockholders' Equity--Years
            ended October 30, 1999, October 31, 1998, and
            November 1, 1997  ............................................   22

          Consolidated Statements of Comprehensive Income - Years
            ended October 30, 1999, October 31, 1998,
            and November 1, 1997  ........................................   22

          Consolidated Statements of Cash Flows--Years ended
            October 30, 1999, October 31, 1998, and November 1, 1997 .....   23

          Notes to Consolidated Financial Statements--October 30, 1999,
            except the notes "Pro Forma Information (Unaudited),"
            "Quarterly Financial Data (Unaudited)," and "Subsequent
            Event (Unaudited)".............................. ............    24

(A)     2. FINANCIAL STATEMENT SCHEDULE: The following financial schedule of the
           Registrant for the years ended October 30, 1999, October 31, 1998, and November 1, 1997.

        Schedule II--Valuation and Qualifying Accounts  .................    45

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes.

(B)  REPORTS ON FORM 8-K

     October 27, 1999, amendment to Preferred Shares Rights Agreement dated October 20, 1992.

(C)  EXHIBITS

     The Company will furnish to any stockholders who so request a copy of this Annual Report on Form 10-K, as amended, including a copy of any Exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its expense in furnishing any such Exhibit.

--------------------------------------------------------------------------------
Exhibit
 Number                              Exhibit Description
--------------------------------------------------------------------------------

3.1  Second Restated Certificate of Incorporation of Registrant.(1)

3.2  Bylaws of Registrant.(1)

4.1 Preferred Shares Rights Agreement dated as of October 20, 1992 by and between Registrant and The First National Bank of Boston.(2)

4.2  Amendment to Preferred Shares Rights Agreement dated April 26, 1999.(9)

4.3  Amendment to Preferred Stock Rights Agreement dated January 13, 1995. (10)

4.4  Amendment to Preferred Stock Rights Agreement dated October 27, 1999. (11

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

10.3 Settlement Agreement and Cross-License between the Company and VMX, Inc. dated June 29, 1990.(1)+

10.4 Standard Triple Net Industrial Lease between the Company and Pactel Properties dated May 30, 1990.(1)

10.7 Form of Change of Control Agreement.(1)

10.8 Employment Agreement dated February 22, 1985 by and between Registrant and George H. Sollman, as amended.(1)

--------------------------------------------------------------------------------
Exhibit
 Number                            Exhibit Description
--------------------------------------------------------------------------------

10.11Credit Agreement dated as of March 28, 1994 by and between the Registrant and Silicon Valley Bank.(4)

10.12Industrial  Lease  Agreement  dated June 7, 1993  between  the  Company and
     Aetna Life Insurance Company.(3)

10.13Loan Modification Agreement entered into as of April 21, 1995 between the Registrant and Silicon Valley Bank.(5)

10.14Loan Modification Agreement entered into as of September 12, 1995 between the Registrant and Silicon Valley Bank.(5)

10.15 1995 Nonstatutory Stock Option Plan.(5)

10.16Amendment  to  Triple  Net   Industrial   Lease  Between  the  Company  and
     Bryan/Cilker Properties (successor in interest to Pactel Properties) dated December 23, 1996.(6)

10.17 1997 Stock Plan.(6)

10.18Promissory  Note dated  April 15,  1996  between  the Company and George H.
     Sollman. (6)

10.19Standard  Triple Net  Industrial  Lease  between  the  Company  and Sobrato
     Interests III dated December 20, 1996. (6)

10.20Standard  Triple Net  Industrial  Lease  between  the  Company  and Sobrato
     Interests III dated December 20, 1996. (6)

10.21Amended and Restated Loan Agreement entered into April 30, 1997 between the
     Company and Silicon Valley Bank and Bank of Hawaii.(7)

10.22Settlement  Agreement and Mutual Release  between the Company and George H.
     Sollman dated August 1, 1997.(7)

10.23Promissory  note dated  February 18, 1997 between the Company and Dennis L.
     Barsema.(7)

10.24Settlement  Agreement and General Release dated October 4, 1997 between the
     Company and Dennis L. Barsema.(7)

10.25 Termination of Build to Suit Leases and Loan to Sobrato Interests III.(7)

10.26Amendment to Amended and Restated Loan Agreement  entered into May 30, 1998 between the Company and Silicon Valley Bank and Bank of Hawaii. (8)

10.27Patent License Agreement between Lucent Technologies, Inc. and the Company effective as of October 1, 1998. (8)

10.28Employment  Agreement dated October 27, 1997 by and between  Registrant and
     Robert L. Puette. (8)

10.29Amendment dated November 23, 1998 to Industrial  Lease Agreement dated June
     7, 1993 between the Company and Aetna Life Insurance Company.

21.1 List of Subsidiaries of Registrant.

23.1 Consent of Ernst & Young LLP Independent Auditors.

27.1 Financial Data Schedule.

----------------------------
(1)  Incorporated by reference to the Form S-1  Registration  Statement as filed
     with  the   Securities   and  Exchange   Commission  on  October  10,  1991
     (Registration No. 33-42039).

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

(4) Incorporated by reference to Annual Report on Form 10-K for fiscal 1994.

(5) Incorporated by reference to Annual Report on Form 10-K for fiscal 1995.

(6) Incorporated by reference to Annual Report on Form 10-K for fiscal 1996.

(7) Incorporated by reference to Annual Report on Form 10-K for fiscal 1997.

(8) Incorporated by reference to Annual Report on Form 10-K for fiscal 1998.

(9) Incorporated by reference to the Form 8-K dated April 26, 1994.

(10) Incorporated by reference to the Form 8-K dated January 13, 1995.

(11) Incorporated by reference to the Form 8-K dated October 27, 1999.

+ Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CENTIGRAM COMMUNICATIONS CORPORATION

Date:      January 21, 2000                By:  /s/ Robert L. Puette
           -------------------------       -------------------------------------
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

SIGNATURE                       TITLE                                   DATE
/s/  Robert L. Puette   President, Chief Executive              January 21, 2000
----------------------- Officer, Director
Robert L. Puette        (Principal Executive Officer)

/s/  Thomas E. Brunton  Senior Vice President and               January 21, 2000
----------------------- Chief Financial Officer
Thomas E. Brunton       (Principal Accounting and
                        Financial Officer)

/s/  James H. Boyle     Director                                January 21, 2000
-----------------------
James H. Boyle

/s/  Douglas Chance     Director                                January 21, 2000

-----------------------
Douglas Chance

/s/  David S. Lee       Director                                January 21, 2000
-----------------------
David S. Lee

/s/  Dean O. Morton     Director                                January 21, 2000
-----------------------
Dean O. Morton

CENTIGRAM COMMUNICATIONS CORPORATION

Schedule II - Valuation and Qualifying Accounts


                                     Additions   Additions               Balance
                       Balance at   Charged to  Charged to                  at
    Description        Beginning    Costs and    Other                    End of
  (in thousands)       of Period     Expenses  Accounts(2) Deductions(1)  Period
--------------------------------------------------------------------------------
Year ended October 30, 1999

Allowance for doubtful
  accounts ...........  $   744     $  160     $   --      $   18      $   922
Product return reserve    1,175         --       (225)         --          950

Year ended
October 31, 1998

Allowance for doubtful
  accounts ...........  $   774     $   160    $  --       $ (190)     $   744
Product return reserve      950          --       225          --        1,175

Year ended
November 1, 1997

Allowance for doubtful
  accounts ...........  $   955     $  160     $  --      $ (341)      $   774
Product return reserve    1,100         --       (150)       --            950


(1) Write-offs of uncollectible accounts, net of recoveries. (2) The product return reserve is charged to revenue.

EXHIBIT 21.1

LIST OF SUBSIDIARIES OF REGISTRANT

Centigram Asia Limited
Centigram Australasia Pty Limited
Centigram Communications (Barbados), Inc.
Centigram Europe B.V.
Centigram UK Limited