Form 10-Q
period 2000-01-29
CENTIGRAM COMMUNICATIONS CORP
filed 2000-03-07
CIK 877908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------
                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended January 29, 2000

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

                      Yes  __X__   No  ____


     The number of outstanding shares (not including treasury shares) of the Registrant's Common Stock as of February 25, 2000 was 6,090,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Centigram Communications Corporation
Condensed Consolidated Balance Sheets

                                                      January 29,    October 30,
(In thousands, except share and per share data)           2000           1999
----------------------------------------------       ------------    -----------
                                                      (Unaudited)       (Note)
Assets
Current Assets:

    Cash and cash equivalents ....................      $ 24,249       $ 10,563
    Short-term investments .......................        31,033         34,135
    Trade receivables, net .......................        11,328         16,829
    Inventories ..................................         2,491          2,342
    Other current assets .........................         1,319          1,378
                                                        --------       --------
       Total current assets ......................        70,420         65,247
Property and equipment, net ......................         3,793          4,062
Intangible assets, net ...........................         4,960          5,233
Deposits and other assets ........................         3,906          4,212
                                                        --------       --------
                                                        $ 83,079       $ 78,754
                                                        ========       ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable .............................      $  3,234       $  3,866
    Accrued compensation .........................         3,546          4,229
    Deferred income ..............................         2,753          3,385
    Accrued expenses and other
      liabilities ................................         6,194          6,500
    Warranty and retrofit reserves ...............         1,874          1,945
                                                        --------       --------
       Total current liabilities .................        17,601         19,925
Commitments and contingencies
Stockholders' equity

    Preferred stock, $.001 par value,
       1,000,000 authorized; none
       outstanding ...............................            --             --
    Common stock, $.001 par value,
       25,000,000 authorized; 7,171,000
       outstanding and capital in
       excess of par value .......................        90,102         90,235
    Treasury stock, 1,092,000 and
       1,206,000 shares, at cost .................       (11,674)       (12,915)
    Accumulated deficit ..........................       (17,259)       (18,451)
    Accumulated other comprehensive
       income ....................................         4,309            (40)
                                                        --------       --------
       Total stockholders' equity ................        65,478         58,829
                                                        --------       --------
                                                        $ 83,079       $ 78,754
                                                        ========       ========

     Note: The balance sheet at October 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

Centigram Communications Corporation

Condensed Consolidated Statements of Operations (Unaudited)

                                                           Quarters Ended
                                                     ---------------------------
                                                     January 29,     January 30,
(In thousands, except per share data)                    2000           1999
-----------------------------------------------      ------------   ------------
Net revenue ...................................        $ 19,014        $ 20,233
Cost and expenses:
    Cost of goods sold ........................           5,943           8,934
    Research and development ..................           3,620           4,153
    Selling, general and
      administrative ..........................           8,666           8,320
                                                       --------        --------
        Total cost and expenses ...............          18,229          21,407
                                                       --------        --------
Operating income (loss) .......................             785          (1,174)
Other income and expense, net .................             709             590
                                                       --------        --------
Income (loss) before income taxes .............           1,494            (584)
Provision for income taxes ....................             302              95
                                                       --------        --------
Net income (loss) .............................        $  1,192        $   (679)
                                                       ========        ========

Basic income (loss) per share .................        $   0.20        $  (0.10)
                                                       ========        ========
Diluted income (loss) per share ...............        $   0.18        $  (0.10)
                                                       ========        ========

Shares used for basic income
  (loss) per share ............................           6,009           6,572
                                                       ========        ========
Shares used for diluted income
  (loss) per share ............................           6,608           6,572
                                                       ========        ========


See accompanying notes.

Centigram Communications Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            Quarters Ended
                                                      --------------------------
                                                       January 29,   January 30,
(In thousands)                                            2000          1999
--------------------------------------------------    ------------  ------------
Cash and equivalents, beginning of period ........      $ 10,563       $ 23,430
                                                      ------------  ------------

Cash flows from operations:

    Net income (loss) ............................         1,192           (679)
    Depreciation and amortization ................         1,043          1,574
    Trade receivables, net .......................         5,501          1,053
    Inventories ..................................          (149)         1,091
    Other assets .................................           348            160
    Accounts payable .............................          (632)          (571)
    Patent settlement payable ....................            --         (9,200)
    Accrued expenses and other
      liabilities ................................        (1,692)          (640)
                                                      ------------  ------------
                                                           5,611         (7,212)
                                                      ------------  ------------
Cash flows from investing:

    Purchase of short-term investments ...........        (6,551)       (21,320)
    Proceeds from sale and maturities
      of short-term investments ..................        14,036         17,947
    Purchase of property and equipment ...........          (535)          (204)
                                                      ------------  ------------
                                                           6,950         (3,577)
                                                      ------------  ------------
Cash flows from financing:

    Proceeds from sale of common stock ...........         1,252            342
    Purchase of treasury shares ..................          (144)          (505)
    Other assets .................................            17             --
                                                      ------------  ------------
                                                           1,125           (163)
                                                      ------------  ------------
Net change in cash and equivalents ...............        13,686        (10,952)
                                                      ------------  ------------
Cash and equivalents, end of period ..............      $ 24,249       $ 12,478
                                                      ============  ============




  See accompanying notes.

Centigram Communications Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)


Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the consolidated results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999. The results of operations for the three month period ended January 29, 2000 may not necessarily be indicative of the results for the fiscal year ending October 28, 2000 or any future period.

Inventories

         Inventories consisted of:

         (In thousands)                      January 29, 2000   October 30, 1999
         ----------------------------------  ----------------   ----------------
Raw materials ............................       $  704             $  505
Work-in-process ..........................        1,156              1,134
Finished goods ...........................          631                703
                                                 --------           --------
                                                 $2,491             $2,342
                                                 ========           ========

Income (Loss) Per Share

     Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the period. In computing diluted earnings per share in periods with income, the dilutive effect of options are also included in the per share computation. Options to purchase approximately 44,000 shares of common stock were outstanding during the quarter ended January 29, 2000 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The details of these computations are as follows:

                                                           Quarters Ended
                                                    ----------------------------
                                                     January 29,     January 30,
(In thousands, except per share data)                    2000           1999
------------------------------------------------    ------------    -----------
Net income (loss) ...............................      $ 1,192        $  (679)
                                                       =======        ========

Weighted average shares outstanding .............        6,009          6,572
Effect of dilutive securities:
    Shares issued upon exercise of
    dilutive outstanding stock
    options .....................................          599             --
                                                       -------        -------
Adjusted weighted average shares ................        6,608          6,572
                                                       =======        ========

Basic income (loss) per share ...................      $  0.20        $ (0.10)
                                                       =======        ========
Diluted income (loss) per share .................      $  0.18        $ (0.10)
                                                       =======        ========

Comprehensive Income (Loss)

     In the first quarter of fiscal 1999, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income rather than as a separate component of shareholders' equity.

     The following are the components of comprehensive income (loss), net of related tax:

                                                       Quarters Ended
                                                      --------------------------
                                                      January 29,    January 30,
(In thousands)                                            2000           1999
----------------------------------------              ------------   -----------
Net income (loss) ................................       $ 1,192        $  (679)
Unrealized gain (loss) on investments ............         4,383            (63)
Foreign currency translation adjustment ..........           (34)           (23)
                                                      ------------   -----------
                                                         $ 5,541        $  (765)
                                                      ============   ===========


     The following are the components of accumulated other comprehensive income:

                                                       January 29,   October 30,
(In thousands)                                            2000          1999
----------------------------------------              ------------   -----------
Unrealized gain on investments ...................       $ 4,464        $    81
Foreign currency translation adjustment ..........          (155)          (121)
                                                         -------        -------
                                                         $ 4,309        $   (40)
                                                         =======        =======

Pledge of Treasury Stock to Credit Bancorp

     In August 1999 the Company entered into a line of credit agreement ("Credit Agreement") with Credit Bancorp, N.V. Pursuant to this Credit Agreement the Company pledged 900,000 shares of its treasury stock as security for borrowings under this credit facility. The Company terminated this agreement in December 1999. Legal Proceedings (See Part II, Item 1.) for a description of the circumstances resulting in the termination of this Credit Agreement.

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

     Centigram designs, manufactures and markets unified communications, messaging, Internet- and WAP-enabled call management services to wireless, wireline and Internet service providers. Centigram's applications operate on common hardware and software platforms based on industry-standard hardware and software, which is the Company's implementation of its Modular Expandable System Architecture (MESA). Centigram's system architecture enables a user generally to expand the capacity of a system in cost-effective increments from the Company's smallest to its largest system configuration. Centigram's systems can be integrated with wireline and wireless switches, paging systems and IP gateways. Such systems are used for switching telephone calls and integrating voice and data messaging in a variety of service provider environments. In addition, Centigram systems located at different sites can be linked together in a digital network.

Results of Operations

     Net revenue for the first quarter of fiscal 2000 was $19.0 million, which was 6% lower than net revenue for the corresponding quarter of fiscal 1999. The decrease in net revenue from the first quarter of 1999 reflects lower sales of upgrades and expansion products. This decrease was offset in part by higher sales of custom software development revenue. The Company recognized in the first quarter of fiscal 2000 approximately $1.0 million of revenue on a sales transaction that was previously deferred due to a financing arrangement. Sales to international customers were 42% of revenues for the first quarter as compared to 39% in the similar period of 1999.

     Gross margin was 68.7% and 55.8% of net revenue in the first quarters of 2000 and 1999, respectively. This 12.9% increase from the prior year's first quarter reflects improved margins in large systems and upgrade and expansion products due to increased software content in these products which favorably improves gross margins and the higher prices of these products in the current quarter. See "Certain Trends and Uncertainties."

     Research and development ("R&D") expenses decreased 13% in the first quarter of 2000 as compared to the corresponding quarter of 1999 and represented 19% and 21% of net revenue, respectively. This year over year decrease reflects reduced prototype expense and lower depreciation expenses. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.

     Selling, general and administrative ("SG&A") expenses increased 4% in the first quarter of 2000 as compared to the corresponding quarter of fiscal 1999 and represented 46% and 41% of net revenue, respectively. This change reflects increased salaries and related headcount expenses in sales and marketing.

     Other income and expense, net was $0.7 million and $0.6 million for the first quarter of 2000 and 1999, respectively. Other income and expense, net, is composed primarily of interest income on investments and foreign currency transaction gains and losses. The increase in year over year balances was primarily due to increases in interest income on investments.

     For fiscal year 2000, the Company recorded a provision for income taxes at an effective tax rate of 20%. The rate is lower than the statutory rate due to recognition of previously unrecognized benefits of net operating loss carryforwards. The Company recorded a provision for income taxes for the first quarter of fiscal 2000 and 1999 for anticipated foreign income tax liabilities. No income tax benefits were recorded for the losses incurred in fiscal years 2000 and 1999 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at January 29, 2000 were $55.3 million, increasing $10.6 million from the year-end balance of $44.7 million.

     For the first three months ended January 29, 2000 the net cash generated from operating activities was $5.6 million. Short-term investments increased approximately $4.4 million from year-end because of the mark to market adjustment of the Company's common stock and warrants in InfoInterActive Inc. ("IIA") as of January 29, 2000. Trade receivables decreased $5.5 million from the year-end balance and days sales outstanding (computed using quarterly revenues) were 54 days in the first quarter as compared to 72 days at end of fiscal 1999. This decrease in trade receivables and decrease in days sales outstanding was primarily due to improved linearity of shipments during the first quarter versus the fourth quarter and improved collections from domestic customers during the quarter. Inventory levels at January 29, 2000 were $0.1 million higher than the year-end balance. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital.

     During the three months ended January 29, 2000, the Company made capital expenditures of approximately $0.5 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $3.0 to $4.0 million for capital equipment during fiscal 2000, although actual expenditures may differ from this forecast. In addition, the Company's Board of Directors has authorized a stock repurchase program whereby up to 2,500,000 shares of its Common Stock may be repurchased in the open market from time-to-time. During the first quarter of fiscal 2000 the Company purchased approximately 15,000 shares. The Company has purchased approximately 1,676,000 shares under this program at a total cost of approximately $18.7 million. The Company may, in its discretion, purchase additional shares under this program during fiscal 2000.

     The Company's principal sources of liquidity as of January 29, 2000 consisted of $55.3 million of cash and cash equivalents and short-term investments. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least through fiscal 2000.

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

     If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefor, competitive pricing pressures, the effectiveness of key distributors and the Company's sales force in selling the Company's products, changes in distributor inventory levels, the ability of the Company's joint marketing partners to ship products during the quarter, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced higher than usual headcount turnover, which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.

     A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers accounted for approximately 44% and 58% of the Company's net revenue in the first quarter of fiscal 2000 and 1999, respectively, although the Company's five largest customers were not the same in the two periods. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     Approximately 42% of the Company's sales in the first fiscal quarter ended January 29, 2000 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia and Latin American have been adversely affected in recent quarters by financial difficulties in these regions and may be so adversely affected in the future.

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

     In addition, a number of other companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company from time to time has received, and may receive in the future, letters alleging infringement of patent rights by the Company's products. For example, in December 1997, representatives of Lucent informed the Company that they believed that the Company's products may infringe upon certain patents issued to Lucent, and that Lucent was seeking compensation for any past infringement by the Company. The Company evaluated the assertions of Lucent, and in October 1998 settled with Lucent by signing an intellectual property cross-licensing agreement and in November 1998 paid Lucent $9.2 million. Third party companies alleging infringement could seek an injunction prohibiting the Company from selling some or all of its products, which would have an immediate, adverse impact in the Company's business, financial condition and results of operations. There can be no assurance that the Company would prevail in any litigation to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, or at all. In October 1998, CASA, a distributor of the Company, brought suit against the Company alleging wrongful termination of their distribution agreement and other claims. In October 1999, the Company settled this dispute by agreeing to pay CASA $700,000, including past due commissions on prior sales. This amount was accrued as of October 30, 1999 and was paid in the first quarter of fiscal 2000.

     Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has completed and tested its critical systems with the help of outside consultants and contractors. These activities encompassed all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, sales, customer service, finance and administration. As of January 29, 2000, all critical systems are considered by the Company to be year 2000 capable. The Company has also worked with its critical suppliers of products to determine that the suppliers' operations and the products they provide are year 2000 capable. The Company has received responses from its critical suppliers that they are year 2000 capable. In addition, the Company has completed a contingency plan to address potential problem areas with internal systems and with suppliers and other third parties.

     The Company also has a program to assess the capability of its products to handle the year 2000. As used by Centigram, "Year 2000 Capable" means that when used properly and in conformity with the product information provided by Centigram, the Centigram product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Centigram product properly exchanges date data with the Centigram product. The Company believes that its products are year 2000 capable. The Company is incurring various costs to provide customer support and customer satisfaction services regarding year 2000 issues and it is anticipated that these expenditures will continue.

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

     Contrary to the express terms of the credit facility, Credit Bancorp placed the Centigram treasury shares in margin accounts and these treasury shares secure outstanding margin loans. In December 1999 the Company terminated the Credit Bancorp credit facility and demanded the return of the treasury shares. The Company did not borrow any funds under the Credit Bancorp credit facility.

     Upon the request of the SEC, the United States District Court for the Southern District of New York issued a temporary restraining order against the Credit Bancorp defendants prohibiting any further violation of the federal securities laws. The court also froze the assets of the Credit Bancorp defendants, including the Centigram treasury shares. The court appointed a receiver, who is authorized to take control of Credit Bancorp's funds, assets and property and to take any action necessary and appropriate to preserve and prevent the dissipation of Credit Bancorp's assets. The receiver has reported to the Company that none of the 900,000 treasury shares has been sold by Credit Bancorp and that all Centigram treasury shares remain in Credit Bancorp brokerage accounts. Under the court's order, the receiver may not sell any securities deposited by Credit Bancorp customers, including the Company's treasury shares, without the approval of the Court after notice to all Credit Bancorp customers.

     The receiver has advised the court and all Credit Bancorp customers that he believes that as of November 30, 1999 Credit Bancorp had approximately $183,000,000 in assets and that the shortfall between the aggregate amount invested by all Credit Bancorp customers and available assets is approximately $50,000,000. Based upon the SEC's prior practice, it is likely that the SEC will request the court to allocate the available assets pro rata among all the Credit Bancorp customers. In that event, the Company may have to bear a portion of the aggregate loss suffered by the Credit Bancorp customers even though none of the treasury shares has been sold. The Company will request the court to direct the receiver to return the Centigram treasury shares without any contribution or other payment by the Company. The Company cannot predict with any certainty whether the court will grant its request for the return of the treasury shares.

     Any shortfall between the aggregate amount invested by Credit Bancorp customers and available Credit Bancorp assets may be reduced by the availability of insurance. Credit Bancorp maintained insurance policies through Lloyd's of London that may provide coverage for some or all of the losses. The receiver has made a claim against these insurance policies. The insurers, however, have responded that coverage is not available under the policies. It is likely that the issue of insurance coverage will have to be resolved through litigation. The receiver intends to retain counsel to pursue the interests of Credit Bancorp and its customers against the insurers. It is uncertain, however, whether the receiver will prevail in any such litigation, whether the insurance would cover all losses and when insurance proceeds would be available. Any shortfall may also be reduced to the extent the SEC is able to recover from the individual defendants any proceeds from the improper sales and margin loans. However, it is not possible to predict with any certainty whether the SEC will be successful in recovering any proceeds from the individual defendants.

     Given the uncertainties relating to the aggregate amount of the loss suffered by, and the assets available to satisfy the claims of, Credit Bancorp customers, including the availability of insurance, and the actions the court may take with respect to the distribution of the available assets, the Company cannot predict with any certainty whether it will be required to bear a portion of the aggregate loss suffered by Credit Bancorp customers. If the Company does not fully recover its treasury shares, it is anticipated that such loss will be reflected within stockholders' equity and, possibly, as a reduction in per share earnings available for common shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K for the fiscal year ended October 30, 1999. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

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

                                           CENTIGRAM COMMUNICATIONS CORPORATION
                                                      (Registrant)



Date:  March 7, 2000                       By      /s/ Robert L. Puette
                                           -------------------------------------
                                           Robert L. Puette
                                           President and Chief Executive Officer


Date:  March 7, 2000                       By      /s/ Thomas E. Brunton
                                           -------------------------------------
                                           Thomas E. Brunton
                                           Sr. Vice President and
                                             Chief Financial Officer