Form 10-Q
period 2000-04-29
CENTIGRAM COMMUNICATIONS CORP
filed 2000-06-19
CIK 877908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended April 29, 2000

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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock as of May 26, 2000 was 7,051,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Centigram Communications Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)                              April 29, 2000    October 30, 1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $ 15,100           $ 10,563
    Short-term investments                                                        41,303             34,135
    Trade receivables, net                                                        14,033             16,829
    Inventories                                                                    2,379              2,342
    Other current assets                                                           1,184              1,378
                                                                                --------           --------
       Total current assets                                                       73,999             65,247
Property and equipment, net                                                        4,536              4,062
Intangible assets, net                                                             4,695              5,233
Deposits and other assets                                                          4,171              4,212
                                                                                --------           --------
                                                                                $ 87,401           $ 78,754
                                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $  4,218           $  3,866
    Accrued compensation                                                           4,209              4,229
    Deferred income                                                                2,312              3,385
    Accrued expenses and other liabilities                                         5,994              6,500
    Treasury stock settlement payable                                             12,095                 --
    Warranty and retrofit reserves                                                 1,930              1,945
                                                                                --------           --------
       Total current liabilities                                                  30,758             19,925
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.001 par value, 1,000,000 authorized;
       none outstanding                                                               --                 --
    Common stock, $.001 par value, 25,000,000 authorized;
       7,171,000 outstanding and capital in excess of par value                   90,064             90,235
    Treasury stock, 130,000 and 1,206,000 shares,                                (11,020)           (12,915)
       at cost
    Accumulated deficit                                                          (27,808)           (18,451)
    Accumulated other comprehensive income                                         5,407                (40)
                                                                                --------           --------
       Total stockholders' equity                                                 56,643             58,829
                                                                                --------           --------
                                                                                $ 87,401           $ 78,754
                                                                                ========           ========

Note: The balance sheet at October 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Operations (Unaudited)

                                                                Quarter Ended               Six Months Ended
                                                       -----------------------------  ----------------------------
(In thousands, except per share data)                  April 29, 2000    May 1, 1999  April 29, 2000   May 1, 1999
------------------------------------------------------------------------------------------------------------------

Net revenue                                                $ 20,327       $ 20,835       $ 39,341       $ 41,068
Cost and expenses:
  Costs of goods sold                                         6,510          8,768         12,453         17,702
  Research and development                                    3,772          4,189          7,392          8,342
  Selling, general and administrative                         8,918          8,630         17,584         16,950
  Non-recurring charges                                      12,095             --         12,095             --
                                                           --------       --------       --------       --------
       Total costs and expenses                              31,295         21,587         49,524         42,994
                                                           ========       ========       ========       ========
Operating loss                                              (10,968)          (752)       (10,183)        (1,926)
Other income and expense, net                                   818            670          1,527          1,260
                                                           --------       --------       --------       --------
Loss before income taxes                                    (10,150)           (82)        (8,656)          (666)
Provision for income taxes                                      399            110            701            205
                                                           --------       --------       --------       --------
Net loss                                                   $(10,549)      $   (192)      $ (9,357)      $   (871)
                                                           ========       ========       ========       ========

Basic and diluted loss per share                           $  (1.50)      $  (0.03)      $  (1.34)      $  (0.13)
                                                           ========       ========       ========       ========

Shares used for basic and diluted loss per share              7,020          6,332          6,965          6,452
                                                           ========       ========       ========       ========

See accompanying notes.

Centigram Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended
                                                                             -------------------------------
(In thousands)                                                               April 29, 2000      May 1, 1999
------------------------------------------------------------------------------------------------------------
Cash and equivalents, beginning of period                                       $ 10,563           $ 23,430
                                                                                --------           --------

Cash flows from operations:
    Net loss                                                                      (9,357)              (871)
    Depreciation and amortization                                                  1,837              3,078
    Trade receivables, net                                                         2,796             (1,737)
    Inventories                                                                      (37)             2,299
    Other assets                                                                     623                294
    Accounts payable                                                                 352               (348)
    Accrued expenses and other liabilities                                        (1,614)           (10,380)
    Treasury stock settlement payable                                             12,095                 --
                                                                                --------           --------
                                                                                   6,695             (7,665)
                                                                                --------           --------
Cash flows from investing:
    Purchase of short-term investments                                           (34,390)           (40,468)
    Proceeds from sale and maturities of short-term investments                   32,786             37,347
    Purchase of property and equipment                                            (1,890)            (1,343)
                                                                                --------           --------
                                                                                  (3,494)            (4,464)
                                                                                --------           --------
Cash flows from financing:
    Proceeds from sale of common stock                                             1,868                409
    Purchase of treasury shares                                                     (144)            (5,439)
    Increase in restricted cash                                                     (388)                --
                                                                                --------           --------
                                                                                   1,336             (5,030)
                                                                                --------           --------
Net change in cash and equivalents                                                 4,537            (17,159)
                                                                                --------           --------
Cash and equivalents, end of period                                             $ 15,100           $  6,271
                                                                                ========           ========

See accompanying notes.

Centigram Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the consolidated results for the interim periods. For further information, refer to the audited Consolidated Financial Statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999. The results of operations for the three and six month periods ended April 29, 2000 may not necessarily be indicative of the results for the fiscal year ending October 28, 2000 or any future period.

INVENTORIES

         Inventories consisted of:

         (In thousands)                                   April 29, 2000   October 30, 1999
         ----------------------------------------------------------------------------------
         Raw materials                                        $  457            $  505
         Work-in-process                                       1,302             1,134
         Finished goods                                          620               703
                                                              ------            ------
                                                              $2,379            $2,342
                                                              ======            ======

LOSS PER SHARE

         Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods. In computing diluted earnings per share in periods with income, the dilutive effect of options are also included in the per share computation. Options to purchase common stock were outstanding during the quarter and six months ended April 29, 2000 and May 1, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The per share amounts for the second quarter and the year-to-date calculation for the first six months of fiscal year 2000 reflect as outstanding the 900,000 treasury shares deposited by the Company with Credit Bancorp, Ltd. that have not been returned to the Company. See Legal Proceedings (Part II, Item
1). The details of these computations are as follows:

                                                        Quarter Ended                Six Months Ended
                                                ----------------------------  ----------------------------
(In thousands, except per share data)           April 29, 2000   May 1, 1999  April 29, 2000   May 1, 1999
----------------------------------------------------------------------------------------------------------
Net loss                                           $(10,549)      $   (192)      $ (9,357)      $   (871)
                                                   ========       ========       ========       ========

Weighted average shares outstanding                   7,020          6,332          6,965          6,452
Effect of dilutive securities:
    Shares issued upon exercise of
    dilutive outstanding stock options                   --             --             --             --
                                                   --------       --------       --------       --------
Adjusted weighted average shares                      7,020          6,332          6,965          6,452
                                                   ========       ========       ========       ========

Basic loss per share                               $  (1.50)      $  (0.03)      $  (1.34)      $  (0.13)
                                                   ========       ========       ========       ========
Diluted loss per share                             $  (1.50)      $  (0.03)      $  (1.34)      $  (0.13)
                                                   ========       ========       ========       ========

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

         The following are the components of comprehensive income (loss), net of related tax:

                                                            Quarter Ended                Six Months Ended
                                                    ---------------------------   ---------------------------
         (In thousands)                             April 29, 2000  May 1, 1999   April 29, 2000  May 1, 1999
         ----------------------------------------------------------------------------------------------------
         Net loss                                      $(10,549)      $   (192)      $ (9,357)      $   (871)
         Unrealized gain (loss) on
            Investments                                   1,181            (30)         5,564            (93)
         Foreign currency translation
            Adjustment                                      (83)           (43)          (117)           (66)
                                                       --------       --------       --------       --------
                                                       $ (9,451)      $   (265)      $ (3,910)      $ (1,030)
                                                       ========       ========       ========       ========

         The following are the components of accumulated other comprehensive income:

         (In thousands)                                           April 29, 2000    October 30, 1999
         -------------------------------------------------------------------------------------------
         Unrealized gain on investments                              $  5,645           $     81
         Foreign currency translation adjustment                         (238)              (121)
                                                                     --------           --------
                                                                     $  5,407           $    (40)
                                                                     ========           ========

NON-RECURRING CHARGES

         In June 2000, the Company settled its dispute with Credit Bancorp over the return of the Company's treasury shares for a total cash payment of approximately $12.1 million payable upon the delivery of these shares to the Company. This amount has been accrued as a payable as of the second quarter ended April 29, 2000. See Subsequent Events note for further details.

SUBSEQUENT EVENTS

         Amendment of Patent License. On May 25, 2000, the Company and Lucent Technologies, Inc. ("Lucent") amended in certain respects the Patent License Agreement dated October 1, 1998 and extended the term of the agreement for an additional five years. The Company agreed to pay Lucent the sum of $6.0 million in consideration for the modifications and the extension. This amount will be amortized over the remaining term of the agreement, as extended.

         Agreement with Credit Bancorp Receiver. On June 7, 2000, the Company and Carl H. Loewenson, Jr., as the Court-Appointed Receiver for Credit Bancorp, Ltd., reached an agreement providing for the return of the 900,000 treasury shares deposited by the Company with Credit Bancorp. The agreement provides for the receiver to use reasonable commercial efforts to return the Company's treasury shares, which are held in accounts in the name of Credit Bancorp, in exchange for a cash payment of approximately $12.1 million, payable upon delivery of the shares. The Company has recorded a charge to operations in that amount in the quarter ended April 29, 2000. The Company also agreed to release Credit Bancorp and the receiver from all claims that the Company may have against Credit Bancorp relating to the deposit of the treasury shares. The receiver, on behalf of Credit Bancorp, agreed to release the Company from all claims for contribution or liability to the receivership estate or claim to ownership of the Company's deposited treasury shares. The court supervising the Credit Bancorp receivership approved the agreement on June 14, 2000.

         Acquisition by ADC Telecommunications, Inc. On June 9, 2000, the Company and ADC Telecommunications, Inc. ("ADC") entered into an Agreement and Plan of Merger providing for the acquisition of the Company by ADC. ADC will pay cash for all Company shares outstanding as of the closing and will assume Company stock options outstanding as of the closing for a total purchase price of approximately $200 million. Because of the fixed purchase price, the per share amount to be received by the Company's stockholders will be determined as of the closing based on the number of shares outstanding and shares subject to options outstanding on that date.

         Based upon the number of shares outstanding and shares subject to options outstanding on May 26, 2000, the purchase price will consist of approximately $163 million in cash to the Company's stockholders and approximately $36 million in ADC stock paid through the conversion of the Company's stock options into ADC stock options. A portion of the cash consideration will be placed in escrow if at the closing the Company has not fully recovered its treasury shares from the receiver for Credit Bancorp or if the court's order approving the Company's agreement with the receiver for the return of the treasury shares has been appealed or the period in which an appeal may be taken has not expired. If these matters relating to the treasury shares have been resolved prior to the closing, the Company's stockholders would receive, based upon the number of shares outstanding and shares subject to options outstanding on May 26, 2000, approximately $26.38 per share of common stock.

         If the treasury share matters have not been resolved prior to closing, the Company's stockholders would receive, based upon the number of shares outstanding and shares subject to options outstanding on May 26, 2000, approximately $23.84 per share of common stock and approximately $21.5 million ($23.84 per share multiplied by 900,000 shares) in cash will be placed in escrow until the treasury shares are fully recovered or any appeal has been finally resolved or the appeal period has expired. If ADC or the Company incurs any additional liability or expense relating to the treasury shares after the closing, the liability and expense will be paid from the escrowed funds. The amount remaining in escrow after the resolution of all treasury share issues will be paid to the Company's former stockholders and the ADC options received upon conversion of the Company's stock options will be appropriately adjusted.

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

RESULTS OF OPERATIONS

         Net revenue for the second quarter of fiscal 2000 was $20.3 million, which was 2% lower than net revenue for the corresponding quarter of fiscal 1999. Net revenue for the first six months of fiscal 2000 was $39.3 million, which was 4% lower than net revenue for the comparable period of fiscal 1999. The change in net revenue for the second quarter and six months of 2000, as compared to similar periods in 1999, reflects lower sales of upgrades and expansion products, prepaid system sales, and custom developed software. This decrease was offset in part by higher sales of large system products. Sales to international customers were 35% and 39% of revenues for the second quarter and six months of 2000, respectively, as compared to 43% and 41% in the similar period of 1999.

         Gross margin was 68.0% and 57.9% of net revenue in the second quarters and 68.3% and 56.9% for the six months of 2000 and 1999, respectively. This 10.1% and 11.4% increases from the prior year's second quarter and six months reflect improved margins in large system products with improved mix configurations, which favorably improves gross margins and higher prices for these products. See "Certain Trends and Uncertainties."

         Research and development ("R&D") expenses were $3.8 million and $7.4 million in the second quarter and six months of 2000, decreasing 10% and 11% from the corresponding periods of 1999. R&D expenses as a percentage of net revenue was 19% and 20% for the second quarter and for the six months of 2000 and 1999, respectively. This year over year decrease reflects reduced prototype expense and lower depreciation expenses. The Company believes that ongoing development of new products and features is required to maintain and enhance its competitive position and accordingly, the Company expects to continue to invest in R&D.

         Selling, general and administrative ("SG&A") expenses were $8.9 million and $17.6 million for the second quarter and six months of 2000, increasing 3% and 4% from the corresponding period of 1999. This change reflects increased salaries and related headcount expenses in sales and marketing. SG&A expenses as a percentage of net revenue were 44% and 41% for the second quarter and 45% and 41% for the six months of 2000 and 1999, respectively.

         Non-recurring charges were $12.1 million and zero for the three and six month periods of 2000 and 1999, respectively. These non-recurring charges consisted of amounts to settle the litigation dispute with Credit Bancorp over the return of the Company's treasury shares. See Legal Proceedings (Part II, Item 1).

         Other income and expense, net, was $0.8 million and $0.7 million for the second quarter and $1.5 million and $1.3 million for the six months of 2000 and 1999, respectively. Other income and expense, net, is composed primarily of interest income on investments and foreign currency transaction gains and losses. The increase in year over year balances was primarily due to increases in interest income on investments.

         For the second quarter and six months of fiscal 2000, the Company recorded a provision for income taxes. The rate is lower than the statutory rate due to recognition of previously unrecognized benefits of net operating loss carry-forwards. The Company recorded a provision for income taxes for the second quarter and six months of fiscal 2000 and 1999 for anticipated foreign income tax liabilities. No income tax benefits were recorded for the losses incurred in fiscal years 2000 and 1999 because realization of the deferred tax asset arising as a result of the losses sustained is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established to fully offset the deferred tax asset other than that which represents potentially refundable taxes.

         Net loss for the second quarter and six months of fiscal year 2000 was $10.5 million and $9.4 million, or $(1.50) and $(1.34) per share, compared with a net loss of $0.2 million and $0.9 million, or $(0.03) and $(0.13) per share, for the corresponding periods of fiscal year 1999. The net loss per share amounts for second quarter and the year-to-date calculation for the first six months of fiscal year 2000 reflect as outstanding the 900,000 shares deposited by the Company with Credit Bancorp, Ltd. that have not been returned to the Company. See Legal Proceedings (Part II, Item 1) for a description of the Credit Bancorp matter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments at April 29, 2000 were $56.4 million, increasing $11.7 million from the year-end balance of $44.7 million.

         For the first six months ended April 29, 2000 the net cash generated from operating activities was $6.7 million. Short-term investments increased approximately $5.6 million from year-end because of the mark to market adjustment of the Company's common stock and warrants in InfoInterActive Inc. ("IIA") as of April 29, 2000. Trade receivables decreased $2.8 million from the year-end balance and days sales outstanding (computed using quarterly revenues) were 62 days at the end of the second quarter as compared to 72 days at end of fiscal 1999. Inventory levels were $2.4 million at the end of the second quarter, unchanged from the 1999 fiscal year end. The Company expects investments in receivables and inventories will continue to represent a significant portion of working capital. In June 2000, the Company settled its dispute with Credit Bancorp over the return of the Company's treasury shares for a total cash payment of approximately $12.1 million payable upon the delivery of these shares to the Company. This amount has been accrued as a payable as of the second quarter ended April 29, 2000.

         During the six months ended April 29, 2000, the Company made capital expenditures of approximately $1.9 million. These expenditures consisted primarily of purchases of computer equipment, software, and engineering lab equipment. The Company currently expects to spend approximately $3.0 to $4.0 million for capital equipment during fiscal 2000, although actual expenditures may differ from this forecast. In addition, the Company's Board of Directors has authorized a stock repurchase program whereby up to 2,500,000 shares of its Common Stock may be repurchased in the open market from time-to-time. The Company has purchased approximately 1,676,000 shares under this program at a total cost of approximately $18.7 million.

         The Company's principal sources of liquidity as of April 29, 2000 consisted of $56.4 million of cash and cash equivalents and short-term investments. The Company presently believes, notwithstanding its accumulated deficit, that its existing cash and short-term investments will be sufficient to support the Company's working capital, capital equipment purchase requirements, and stock repurchase program at least for the next twelve months.

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

         If new order bookings do not meet expected levels, or if the Company experiences delays in shipments at the end of a quarter, operating results will be adversely affected, and these developments may not become apparent to the Company until near or at the end of a quarter. Net revenue can also be affected by product sales mix, distribution mix, the size and timing of customer orders and shipments, customer returns and reserves provided therefore, competitive pricing pressures, the effectiveness of key distributors and the Company's sales force in selling the Company's products, changes in distributor inventory levels, the ability of the Company's joint marketing partners to ship products during the quarter, the timing of new product introductions by the Company and its competitors, regulatory approvals, and the availability of components for the Company's products, each of which is difficult to predict accurately. Each of such factors has in the past affected the Company's revenue. The Company has in the past experienced higher than usual headcount turnover, which has had an adverse effect on the Company's booking levels. There can be no assurance that such turnover will not continue in future periods. Any failure by the Company to attract, retain and train additional sales and other personnel could have a material adverse effect on the Company's business and results of operations.

         A significant portion of the Company's net revenue is attributable to a limited number of customers. The Company's top five customers accounted for approximately 44% and 55% of the Company's net revenue in the first six months of fiscal 2000 and 1999, respectively, although the Company's five largest customers were not the same in the two periods. Any material reduction in orders from one or more of such customers or the cancellation or deferral of any significant portion of backlog could have an adverse effect on net revenue and operating results. Such concentration of sales typically results in a corresponding concentration of accounts receivable. Although the Company has established reserves for uncollectible accounts, the inability of any large customer to pay the Company could have a material adverse impact on the Company's financial position, results of operations and cash flows.

         Approximately 35% and 39% of the Company's sales in the second quarter and six months ended April 29, 2000 consisted of sales outside of the United States. The Company's international sales are subject to a number of additional risks generally associated with international sales, including the effect on demand for the Company's products in international markets as the results of any strengthening or weakening of the U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, state imposed restrictions on the repatriation of funds, import and export duties and restrictions, the need to modify products for local markets, and the logical difficulties of managing multinational operations. In particular, the Company's sales in Asia and Latin American have been adversely affected in recent years by financial difficulties in these regions and sales levels may be so adversely affected in the future.

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

         Like many other companies, the year 2000 computer issue creates risks for Centigram. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the year 2000 issues with its internal systems, the Company has completed and tested its critical systems with the help of outside consultants and contractors. These activities encompassed all major categories of systems in use by the Company, including network and communications infrastructure, manufacturing, sales, customer service, finance and administration. As of April 29, 2000, all critical systems are considered by the Company to be year 2000 capable. The Company has also worked with its critical suppliers of products to determine that the suppliers' operations and the products they provide are year 2000 capable. The Company has received responses from its critical suppliers that they are year 2000 capable. In addition, the Company has completed a contingency plan to address potential problem areas with internal systems and with suppliers and other third parties.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DEPOSIT OF TREASURY STOCK WITH CREDIT BANCORP

         In August 1999 the Company entered into a credit facility with Credit Bancorp, Ltd. Pursuant to the credit facility, the Company deposited 900,000 shares of its treasury stock with Credit Bancorp to serve as security if the Company borrowed funds under the credit facility. Credit Bancorp agreed that the Centigram treasury shares were to be placed in a trust account and were not to be sold, pledged, margined or otherwise transferred. Contrary to the express terms of the credit facility, Credit Bancorp placed Centigram treasury shares in margin accounts and borrowed against these shares. The Company did not borrow any funds under the Credit Bancorp credit facility.

         In November 1999 the Securities and Exchange Commission commenced a civil action against Credit Bancorp and certain entities and individuals affiliated with it, alleging numerous violations of the federal securities laws relating to Credit Bancorp's "insured credit facility program." The SEC alleges that the Credit Bancorp defendants induced customers to place restricted securities in trust accounts with Credit Bancorp, which securities Credit Bancorp improperly either sold or used to obtain margin loans and converted the proceeds. The Credit Bancorp credit facility entered into by the Company is similar to the "insured credit facility" described in the SEC complaint and the SEC recognizes the Company as a customer in the insured credit facility program. In December 1999 the Company terminated the Credit Bancorp credit facility and demanded the return of the treasury shares. In connection with its action against the Credit Bancorp defendants, the SEC subpoenaed the Company to produce all documents relating to its Credit Bancorp credit facility. The Company cooperated fully with the SEC.

         Upon the request of the SEC, the United States District Court for the Southern District of New York issued a temporary restraining order against the Credit Bancorp defendants prohibiting any further violation of the federal securities laws. The court also froze the assets owned by, controlled by, or in the name of the Credit Bancorp defendants, including the Centigram treasury shares. In January 2000, the court appointed a receiver to take control of the funds, assets and property owned by, controlled by, or in the name of Credit Bancorp and to take any action necessary and appropriate to preserve and prevent the dissipation of those funds, assets and properties. The receiver reported to the Company that none of the 900,000 treasury shares had been sold by Credit Bancorp and that all Centigram treasury shares remain in brokerage accounts in the name of Credit Bancorp. Under the court's order, the receiver may not sell any securities deposited by Credit Bancorp customers, including the Company's treasury shares, without the approval of the Court after notice to all Credit Bancorp customers.

         In the second quarter of fiscal year 2000, the Company intervened in the SEC civil action against the Credit Bancorp defendants and requested the court to lift the freeze order and direct the receiver to return the deposited Centigram shares. The SEC and the receiver took the position that the Centigram shares are the property of the receivership estate, which Centigram vigorously disputed. The court denied Centigram's request for the return of the shares, but granted Centigram leave to renew its motion upon a change in circumstances. The court did not, however, rule on the merits of the ownership issue. Because of the court's initial ruling, the Company has included, out of an abundance of caution, the deposited shares as outstanding in the net income per share amounts for the second quarter and the first six months of fiscal year 2000.

         On May 25, the SEC filed with the court a Plan of Partial Distribution. If approved by the court, the Plan would authorize the receiver to make a partial distribution of available assets to all Credit Bancorp customers, after payment of administrative expenses, taxes and margin loans secured by valid liens on securities in Credit Bancorp accounts. Under the Plan, the amount of the Company's claim would be determined on the basis of the value of the deposited stock on the date of deposit, which the receiver has indicated would be approximately $8.5 million. The SEC has informed the court that at this time there are insufficient assets owned and controlled by the receivership estate (even assuming that all customer deposited stock belongs to the receivership) to pay 100% of customers' claims determined in this manner. The receiver is seeking, however, to marshal and/or take control over additional assets.

         On June 7, 2000, the Company and the receiver entered into an agreement which provides for the receiver to use reasonable commercial efforts to return the Company's treasury shares, which are held in brokerage accounts in the name of Credit Bancorp, in exchange for a total cash payment of approximately $12.1 million, payable upon delivery of the shares. The Company has recorded a charge to operations in that amount in the quarter ended April 29, 2000. The Company also agreed to release Credit Bancorp and the receiver from all claims that the Company may have against Credit Bancorp relating to the credit facility and the deposit of the treasury shares. The receiver, on behalf of Credit Bancorp, agreed to release the Company from all claims for contribution or liability to the receivership estate or claim to ownership of the Company's deposited treasury shares. The court approved the agreement on June 14, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended October 30, 1999. There has been no material changes to that information required to be disclosed in this Form 10-Q filing, except for the approximately $5.6 million increase from the October 30, 1999 year end balance due to the mark to market adjustment of the Company's IIA common stock and warrants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company was held on March 28, 2000 (the "Annual Meeting"), at which there were 6,078,571 shares of common stock entitled to vote. The vote of holders of record of shares of the Company's common stock outstanding at the close of business on February 3, 2000 was solicited by proxy pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

         (b) At the Annual Meeting, stockholders approved the following matters by the vote indicated:

                                                                                     VOTE
                                                                  -------------------------------------------
                                                                     For            Against         Abstained
                                                                  ---------         -------         ---------
         Election of Class II Directors
              David S. Lee                                        5,670,261              --          39,981
              Dean O. Morton                                      5,670,161              --          40,081

         Approval of the amendment to the
         Company's 1997 Stock Option Plan to
         increase the number of shares of the
         common stock reserved for issuance
         thereunder from 1,030,000 shares to
         1,180,000 shares                                         4,740,052         941,692          28,498

         Approval of the amendment to the
         Company's 1991 Employee Stock
         Purchase Plan to increase the number of
         shares of common stock reserved for
         issuance thereunder from 900,000 shares to
         1,025,000 shares                                         5,487,736         199,423          23,083

         Ratification of appointment of Ernst &
         Young LLP independent auditors for the
         fiscal year ended October 28, 2000                       5,683,393          10,266          16,583

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Amendment to Patent License Agreement dated May 25, 2000 between the Company and Lucent Technologies, Inc. +

                  10.2 Agreement dated June 7, 2000 between Carl H. Loewenson, Jr., as the Court-Appointed Receiver for Credit Bancorp, Ltd., and the Company, as approved by the United States District Court for the Southern District of New York on June 14, 2000.

                  10.3 Fourth Supplement to Centigram Communications Corporation Preferred Shares Rights Plan dated as of June 9, 2000 between the Company and American Stock Transfer and Trust Company.

                  27.1     Financial Data Schedule (for SEC use only)

                  + Confidential treatment requested as to certain portions filed separately with the Securities and Exchange Commission.

         (b)      Report on Form 8-K

                  Current Report on Form 8-K to report potential change of control of the Company filed on June 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTIGRAM COMMUNICATIONS CORPORATION
                                                  (Registrant)


Date:  June 19, 2000                  By /s/ Robert L. Puette
                                        ----------------------------------------
                                         Robert L. Puette
                                         President and Chief Executive Officer


Date:  June 19, 2000                  By /s/ Thomas E. Brunton
                                        ----------------------------------------
                                         Thomas E. Brunton
                                         Sr. Vice President and
                                         Chief Financial Officer